Form 10-Q
period 1998-03-31
FLAGSTAR CAPITAL CORP
filed 1998-05-14
CIK 1051818

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File No.:  333-42933
                     -----------



                         FLAGSTAR CAPITAL CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           MICHIGAN                                             38-3386801
--------------------------------                           --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


2600 TELEGRAPH ROAD, BLOOMFIELD HILLS, MICHIGAN                 48302-0953
-----------------------------------------------                ------------
   (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (248) 338-7700
                                                     --------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.  Yes    X   No      .
                                                   ------    -----

          As of May 12, 1998, 500,000 shares of the registrant's Common Stock, $1.00 par value, were issued and outstanding and 2,300,000 shares of the registrant's Series A Preferred Shares, $25.00 par value, were issued and outstanding.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed financial statements of the Registrant are as follows:

     Statement of Financial Condition - March 31, 1998

     Statement of Earnings - For the three months ended March 31, 1998

     Statement of Cash Flows - For the three months ended March 31, 1998

     Condensed Notes to Financial Statements.

                         FLAGSTAR CAPITAL CORPORATION
                       STATEMENT OF FINANCIAL CONDITION
                                (IN THOUSANDS)


                                                            MARCH 31,
ASSETS                                                        1998
                                                            --------
Cash and cash equivalents                                   $  7,494
Mortgage loans receivable                                    110,671
Accrued interest receivable                                      638
Other assets                                                   2,221
                                                            --------
        Total assets                                        $121,024
                                                            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Due to parent                                               $    986
Other liabilities                                                 75
                                                            --------
               Total liabilities                            $  1,061
STOCKHOLDERS' EQUITY
Series A Preferred Stock - $25.00 liquidation  value,
     2,300,000 authorized and issued at March 31, 1998        57,500

Common stock - $1.00 par value, 1,000,000 shares
    authorized, 500,000 shares issued at March 31, 1998          500
Additional paid in capital                                    61,963
Retained earnings                                                  -
                                                            --------
               Total stockholders' equity                    119,963
                                                            --------
        Total liabilities and stockholders' equity          $121,024
                                                            ========



       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                         FLAGSTAR CAPITAL CORPORATION
                             STATEMENT OF EARNINGS
                     (in thousands, except per share data)


                                                    FOR THE
                                                 QUARTER ENDED
                                                    MARCH 31,
                                                      1998
                                                 -------------
 Interest on loans                                   $ 783
 General and administrative expenses                   100
                                                 -------------
NET EARNINGS                                         $ 683
                                                 =============

PREFERRED STOCK DIVIDENDS                            $ 483
                                                 =============

NET EARNINGS AVAILABLE TO COMMON SHARES              $ 200
                                                 =============

EARNINGS PER COMMON SHARE - BASIC                    $0.40
                                                 =============

EARNINGS PER COMMON SHARE - DILUTED                  $0.40
                                                 =============



       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                         FLAGSTAR CAPITAL CORPORATION
                           STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                            FOR THE
                                                                                         QUARTER ENDED
                                                                                            MARCH 31,
                                                                                             1998
                                                                                     --------------------
OPERATING ACTIVITIES
    Net earnings                                                                          $     683
    Adjustments to reconcile net earnings to net cash used in operating activities
      Increase in accrued interest receivable                                                  (638)
      Increase in other assets                                                               (2,221)
      Increase in liabilities                                                                 1,061
                                                                                     --------------------
          Net cash used in operating activities                                              (1,115)
INVESTING ACTIVITIES
      Purchase of mortgage loans                                                           (113,520)
      Principal repayments received on mortgage loans                                         2,849
                                                                                     --------------------
          Net cash provided by investing activities                                        (110,671)
FINANCING ACTIVITIES
      Sale of common stock to Flagstar Bank, FSB                                             65,504
      Sale of preferred stock                                                                57,500
      Preferred stock issuance costs paid                                                    (3,041)
      Dividends paid to common stockholders                                                    (200)
      Dividends paid to preferred stockholders                                                 (483)
                                                                                     --------------------
          Net cash provided by financing activities                                         119,280
                                                                                     --------------------
Net increase in cash and cash equivalents                                                     7,494
Beginning cash and cash equivalents                                                               -
                                                                                     --------------------
Ending cash and cash equivalents                                                          $   7,494
                                                                                     ====================



       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                         FLAGSTAR CAPITAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Flagstar Capital Corporation (the "Company"), is an operating subsidiary of Flagstar Bank, FSB (the "Bank"), a federally chartered stock savings bank founded in 1987. The Company's primary business consists of investing in residential mortgage loans.

On February 24, 1998, the Company sold to the public 2,000,000 shares of the Company's 8.50%, Series A Preferred Stock, $25 par value per share. On March 6, 1998, the underwriters exercised their over-allotment option and sold an additional 300,000 shares. Net proceeds, after expenses, from the sale of the Series A Preferred Shares totaled $54.5 million. Additionally, the Company sold 499,900 shares of common stock, $1.00 par value, to the Bank on February 24, 1998, providing proceeds totaling $65.4 million. All shares of common stock are held by the Bank. The Series A Preferred Shares are traded on NASDAQ Stock Market under the symbol "FLGSP".

The Company used the net proceeds raised from the initial public offering of the Series A Preferred Shares and the sale of the common stock to the Bank to purchase from the Bank the Company's initial portfolio of $112.0 million in principal balance of residential mortgage loans ("Mortgage Loans") at a purchase price of $113.5 million, their estimated fair value.

NOTE 2. - BASIS OF PRESENTATION
          ---------------------

The accompanying consolidated unaudited financial statements of the Company, have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit, the results of operations for the interim period herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Mortgage Loans:

Mortgage loans are carried at the principal amount outstanding, net of purchase discount and premiums. The amortization of the premiums or discounts are recorded as an adjustment to interest income using a method which approximates the interest method.

Non-accrual loans are those loans on which the accrual of interest has ceased. Loans are placed on non-accrual status immediately if, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more and collateral, is insufficient to cover principal and interest. Interest income on non-accrual loans is recognized only to the extent of cash receipts. However, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

Statement of Financial Accounting Standards No. 114, entitled "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), requires that the carrying value of an impaired loan be based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price, or the fair value or the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. SFAS 114 applies to all loans except smaller-balance homogeneous consumer loans, loans carried at fair value or the lower of cost or fair value, debt securities and leases. The Company applies SFAS 114 to non-accrual commercial mortgage loans. In addition, SFAS 114 modifies the accounting for in-substance foreclosures ("ISF"). A collateralized loan is considered an ISF and is reclassified to Assets Acquired as Loan Satisfactions only when the Company has taken physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

Statement of Financial Accounting Standards No. 118, entitled "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" ("SFAS 118"), permits a creditor to use existing methods for recognizing interest revenue on impaired loans. The Company recognizes interest income on impaired loans pursuant to the discussion above for non-accrual loans.

     Allowance for losses:

The allowance for losses provide for risk of losses inherent in the credit extension process. The allowance is a general allowance and is based on a periodic review and analysis of the Mortgage Loans. The periodic analysis includes consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio, economic conditions and market conditions, prior loss experience and results of periodic credit reviews of the portfolio. The allowance for losses is increased by provisions for losses charged against income and is reduced by charge-offs, net of recoveries. Charge-offs are recorded when, in the judgment of management, an extension of credit is deemed uncollectible, in whole or in part.

     Cash and cash equivalents:

The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. At March 31, 1998, the Company's cash was held in custody of the Bank and there were no cash equivalents.

     Offering costs:

Costs incurred in connection with the raising of capital through the sale of preferred stock were taken as an adjustment to the additional paid in capital of the Company.

     Dividends:

          Preferred Stock.

Dividends on the Series A Preferred Shares are non cumulative. The stock was issued on February 24, 1998. Quarterly dividends will be payable quarterly on the last day of March, June, September and December at a rate of 8.50% per annum of the initial liquidation preference ($25.00 per share).

          Common Stock

Stockholders are entitled to receive dividends when, as and if declared by the Board of Directors out of funds available after the preferred dividends have been paid.

     Net earnings per common share - basic:

Net earnings per share - basic is computed by dividing net income after preferred dividends by the weighted average number of common shares outstanding.

     Income Taxes:

The Company has elected for Federal income tax purposes, to be treated as a Real Estate Investment Trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986 (the "IRC"), as amended. Accordingly, the Company will not be subject to federal income tax to the extent it distributes its income to shareholders and as long as certain asset, income and stock ownership tests are met in accordance with the IRC. As the Company expects to qualify as a REIT for federal income tax purposes, no provision for income taxes is included in the accompanying financial statements.

NOTE 4. - RELATED PARTY TRANSACTIONS
          --------------------------

The Company has entered into an Advisory Agreement (the "Advisory Agreement") with the Bank (the "Advisor") requiring an annual payment of $250,000. The Bank provides advice to the Board of Directors and manages the operations of the Company as defined in the Agreement. The Agreement has an initial term of five years commencing on February 24, 1998 and automatically renews for additional five year periods, unless the Company delivers a notice of non-renewal to the Bank as defined in the Advisory Agreement.

Advisory fees totaled approximately $26,000 for the period ended March 31, 1998.

The Company also entered into a servicing agreement with the Bank (the "Servicer") for the servicing of the residential mortgage loans. Pursuant to the servicing agreement, the Servicer performs the servicing for the Mortgage Loans, in accordance with normal industry practice. The servicing agreement can be terminated without cause upon a thirty day advance notice given to the Servicer. The servicing fee is 0.375% of the outstanding principal balance of the Mortgage Loans.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, entitled "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), requires the Company to disclose fair value information about financial instruments for which it is practicable to estimate the value, whether or not such financial instruments are recognized on the balance sheet. Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists. The calculation of estimated fair value is based on market conditions at a specific point in time and may not be reflective of future fair values.

Certain financial instruments and all non-financial instruments are excluded from the scope of SFAS 107. Accordingly, the fair value disclosures required by SFAS 107 provide only a partial estimate of the fair value of the Company. Fair values among REITs are not comparable due to the wide-range of limited valuation techniques and numerous estimates which must be made. This lack of objective valuation standard introduces a great degree of subjectivity to these derived or estimated fair values. Therefore, readers are cautioned in using this information for purposes of evaluating the financial condition of the Company compared with other REITs.

     Loans

The fair value of the Company's residential mortgage loans are estimated by comparing values for similar residential mortgages sold in the secondary market.

The carrying amounts reflected on the balance sheet at March 31, 1998 approximates fair value as these loans were transferred on February 24, 1998 at an estimate of their fair values based on the valuation technique described in the preceding paragraph.

     Assets and liabilities in which fair value approximates carrying value:

The fair values of certain financial assets and liabilities carried at cost, including cash, accrued interest receivable, other liabilities, and due to parent, are considered to approximate their respective carrying value due to their short-term nature and negligible credit losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The principal business of the Company is to acquire, hold, and manage Mortgage Loans that will generate net income that can be distributed to stockholders. The Company currently intends to acquire all its Mortgage Loans from the Bank.

RESULTS OF OPERATION
--------------------

The Company reported net earnings for the quarter ended March 31,1998 of approximately $683,000. Interest income from loans was $783,000 which was offset by approximately $26,000 in advisory fees, $2,000 in outside directors fees, and $72,000 in other administrative expenses.

The Company reported net earnings per common share of $.40 for the quarter ended March 31, 1998.

On March 9,1998, the Company declared $483,000 in preferred stock dividends that were paid on March 31,1998. The Company declared and paid a common stock dividend of approximately $200,000 on March 31, 1998.

MORTGAGE LOANS
--------------

The Company's Mortgage Loans consist of Adjustable Rate Mortgages ("ARMs"), and Fixed Rate Mortgages ("FRM's"). Reinvestments made in mortgage loans will be initiated in a manner to maintain the original composition of approximately 70% ARMs and 30% FRMs. All Mortgage Loans are expected to be purchased from the Bank.

For the quarter ended March 31, 1998, the Company received repayments of Mortgage Loan principal totaling approximately $2,849,000. The Company has informed the Bank of its intent to purchase approximately $10,000,000 in Mortgage Loans during the quarter ending June 30, 1998.

The following table gives a breakdown of the Mortgage Loans at March 31, 1998.

                                Principal         Average        Interest
Product Type       Loans         Balance          Balance          Rate         WAM       WARM        % of Total
------------------------------------------------------------------------------------------------------------------
 3 year ARM             111      $ 33,690,000       $303,509          6.748%       356        342             30.7%

 5 year ARM              71        20,503,000        288,775          6.981        360        349             18.7

 7 year ARM              81        21,124,000        260,786          6.982        360        337             19.2

15 year Fixed           131        11,728,000         89,529          6.560        180        144             10.7

30 year Fixed           183        22,658,000        123,814          6.889        360        325             20.7
               ---------------------------------------------------------------------------------------------------
       Total            577      $109,703,000        190,126          6.846%       340        318            100.0%
               ===================================================================================================

LIQUIDITY
---------

The objective of maintaining liquidity within the Company is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT as discussed below in Other Matters.

The Company's principal liquidity needs are to maintain the current portfolio size through the acquisition of additional Mortgage Loans as Mortgage Loans currently in the portfolio mature, or prepay, and to pay dividends on the Series A Preferred Shares and common stock. The acquisition of additional Mortgage Loans is intended to be funded with the proceeds obtained from the repayment of principal balances by individual borrowers. The Company does not anticipate any material capital expenditures.

OTHER MATTERS
-------------

As of March 31, 1998, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provision of the Internal Revenue Code (the "Code"). The Company calculates that:

* its Qualified REIT Assets, as defined in the Code, are approximately 100% of its total assets, as compared to the federal tax requirements that at least 75% of its total assets must be Qualified REIT Assets.

* 100% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.

* none of the revenue was subject to the 30% income limitation under the REIT rules.

The Company also met all REIT requirements regarding the ownership of its common and preferred stocks and anticipates meeting the 1998 annual distribution and administrative requirements.


ITEM 3.  MARKET RISK

The Company does not utilize any derivatives or hedging instruments to adjust for market risk. Management believes that the use of these instruments is not necessary.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 27  (SEC Use only)

         (b)  Reports on Form 8-K

              None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FLAGSTAR CAPITAL CORPORATION



Date:  May 12, 1998                 /s/ Mark T. Hammond
                                    -------------------
                                    Mark T. Hammond
                                    Vice Chairman of the Board and
                                    President
                                    (Duly Authorized Officer)



                                    /s/ Michael W. Carrie
                                    ---------------------
                                    Michael W. Carrie
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT 11
                         Flagstar Capital Corporation
                     Computation of Net Earnings per Share


Net earnings for earnings per share are computed by subtracting from the applicable earnings the dividend requirements on preferred stock to arrive at earnings available to common stock and dividing this amount by the weighted average number of common stock outstanding during the period.

                                                         For the Quarter
                                                       Ended March 31, 1998
                                                  ----------------------------
                                               (In thousands, except share data)
Net Earnings                                                 $    683
Less: preferred stock dividends                                   483
                                                             --------
Net income available to common stock                         $    200



Average common shares outstanding                             500,000


Net earnings per share - basic                               $   0.40



Net earnings per share - diluted                             $   0.40