Form 10-Q
period 1998-06-30
FLAGSTAR CAPITAL CORP
filed 1998-08-13
CIK 1051818

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File No.:     000-23821
                      ---------------



                         FLAGSTAR CAPITAL CORPORATION
      -------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           MICHIGAN                                              38-3386801
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


2600 TELEGRAPH ROAD, BLOOMFIELD HILLS, MICHIGAN                  48302-0953
-----------------------------------------------                  ----------
    (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (248) 338-7700
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
                                                   ----------     ---------

          As of August 12, 1998, 1,000,000 shares of the registrant's Common Stock, $1.00 par value, were issued and outstanding and 2,300,000 shares of the registrant's Series A Preferred Shares, $25.00 par value, were issued and outstanding.

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed financial statements of the Registrant are as follows:

        Statement of Financial Condition - June 30, 1998

        Statement of Earnings - For the three months and period ended June 30, 1998

        Statement of Cash Flows - For the period ended June 30, 1998

        Condensed Notes to Financial Statements.

                         FLAGSTAR CAPITAL CORPORATION
                       STATEMENT OF FINANCIAL CONDITION
                                (IN THOUSANDS)

                                                                  JUNE 30,                 FEBRUARY 24,
ASSETS                                                              1998                       1998
                                                            -------------------       --------------------
Cash and cash equivalents                                              $  4,508                   $     -
Mortgage loans receivable                                               122,945                    113,030
Accrued interest receivable                                               1,044                        409
Other assets                                                              1,433                      2,910
                                                            -------------------       --------------------
        Total assets                                                   $129,930                   $116,349
                                                            ===================       ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Due to parent                                                          $    576                   $    845
Other liabilities                                                            27                          -
                                                            -------------------       --------------------

               Total liabilities                                       $    603                   $    845
STOCKHOLDERS' EQUITY
Series A Preferred Stock - $25.00 liquidation  value,
    2,000,000 and 2,300,000 shares authorized and issued at
    February 24, 1998 and June 30, 1998, respectively.                   57,500                     50,000

Common stock - $1.00 par value, 500,000 and 1,000,000
    shares authorized and  issued at February 24, 1998
    and June 30, 1998, respectively.                                      1,000                        500
Additional paid in capital                                               70,827                     65,004
Retained earnings                                                             -                          -
                                                            -------------------       --------------------
               Total stockholders' equity                               129,327                    115,504
                                                            -------------------       --------------------
        Total liabilities and stockholders' equity                     $129,930                   $116,349
                                                            ===================       ====================

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                         FLAGSTAR CAPITAL CORPORATION
                             STATEMENT OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      FOR THE QUARTER            FOR THE PERIOD ENDED
                                                      ENDED JUNE 30,                   JUNE 30,
                                                           1998                          1998
                                                 -----------------------     --------------------------
 Interest on loans                                                $1,776                         $2,559
 General and administrative expenses                                  26                            126
                                                 -----------------------     --------------------------
NET EARNINGS                                                      $1,750                         $2,433
                                                 =======================     ==========================
PREFERRED STOCK DIVIDENDS                                         $1,222                         $1,705
                                                 =======================     ==========================
NET EARNINGS AVAILABLE TO COMMON SHARES                           $  528                         $  728
                                                 =======================     ==========================
EARNINGS PER COMMON SHARE - BASIC                                 $ 0.73                         $ 1.13
                                                 =======================     ==========================
EARNINGS PER COMMON SHARE - DILUTED                               $ 0.73                         $ 1.13
                                                 =======================     ==========================

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          FLAGSTAR CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         FOR THE PERIOD
                                                                                         ENDED JUNE 30,
                                                                                              1998
                                                                                     --------------------
Operating Activities
    Net earnings                                                                                $   2,433
    Adjustments to reconcile net earnings to net cash used in operating activities
      Increase in accrued interest receivable                                                      (1,044)
      Increase in other assets                                                                     (1,433)
      Increase in liabilities                                                                         603
                                                                                     --------------------
          Net cash provided by operating activities                                                   559
INVESTING ACTIVITIES
      Purchase of mortgage loans                                                                 (132,314)
      Principal repayments received on mortgage loans                                               9,369
                                                                                     --------------------
          Net cash used in investing activities                                                  (122,945)
FINANCING ACTIVITIES
      Sale of common stock to Flagstar Bank, FSB                                                   74,954
      Sale of preferred stock                                                                      57,500
      Preferred stock issuance costs paid                                                          (3,127)
      Dividends paid to common stockholders                                                          (728)
      Dividends paid to preferred stockholders                                                     (1,705)
                                                                                     --------------------
          Net cash provided by financing activities                                               126,894
                                                                                     --------------------
Net increase in cash and cash equivalents                                                           4,508
Beginning cash and cash equivalents                                                                     -
                                                                                     --------------------
Ending cash and cash equivalents                                                                $   4,508
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

On February 24, 1998, the Company sold to the Bank 499,900 shares of common stock, $1.00 par value, providing proceeds totaling $65.5 million. The Company also sold 2.0 million shares of its 8.50% Series A Preferred Stock, $25.00 par value, to the public in an initial offering, providing gross proceeds totaling $50.0 million.

On May 21, 1998, in response to the underwriters exercising their over-allotment option, the Company issued an additional 300,000 shares of its 8.50% Series A Preferred Stock, $25.00 par value, to the public and 500,000 shares of common stock, $1.00 par value, providing additional proceeds totaling $17.0 million, gross. All shares of common stock are held by the Bank.

The Company used the net proceeds from the equity offerings to purchase mortgage loans.

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

Statement of Financial Accounting Standards No. 114, entitled "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), requires that the carrying value of an impaired loan be based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price, or the fair value or the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. SFAS 114 applies to all loans except smaller-balance homogeneous consumer loans, loans carried at fair value or the lower of cost or fair value, debt securities and leases. The Company applies SFAS 114 to non-accrual mortgage loans. In addition, SFAS 114 modifies the accounting for in-substance foreclosures ("ISF"). A collateralized loan is considered an ISF and is reclassified to Assets Acquired as Loan Satisfactions only when the Company has taken physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

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

     Cash and cash equivalents:

The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. At June 30, 1998, the Company's cash was held in custody of the Bank and there were no cash equivalents.

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

The carrying amounts reflected on the balance sheet at June 30, 1998 approximates fair value based on the valuation technique described in the preceding paragraph.

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

RESULTS OF OPERATION
--------------------

The Company reported net earnings for the quarter ended June 30,1998 of approximately $1,750,000. Interest income from loans was $1,776,000 which was offset by approximately $23,000 in administrative expenses, and $3,000 in outside directors fees.

The Company reported net earnings of approximately $2.4 million for the period ended June 30, 1998. Interest income for the period ended June 30, 1998 was $2.5 million, which was offset by approximately $88,000 in advisory fees, $5,000 in outside directors fees, and $33,000 in other administrative expenses.

The Company reported net earnings per common share of $.73 for the quarter ended June 30, 1998 and $1.13 for the period ended June 30, 1998.

On June 8,1998, the Company declared $1,222,000 in preferred stock dividends for the quarter ended June 30, 1998. The preferred dividends were paid on June 30, 1998. For the period ended June 30, 1998 the Company declared and paid $1,705,000 in preferred stock dividends.

The Company declared and paid the common stock dividend of approximately $528,000 for the three months ended June 30, 1998, on June 30, 1998. For the period ended June 30, 1998, the Company declared and paid $728,000 common stock dividends.


MORTGAGE LOANS
--------------

The Company's Mortgage Loans consist of Adjustable Rate Mortgages ("ARMs"), and Fixed Rate Mortgages ("FRM's"). Reinvestments made in mortgage loans will be initiated in a manner to maintain the original composition of approximately 70% ARMs and 30% FRMs. All Mortgage Loans are expected to be purchased from the Bank.

The following table gives a breakdown of the Mortgage Loans at June 30, 1998.

                                Principal         Average        Interest
Product Type       Loans         Balance          Balance          Rate         WAM       WARM        % of Total
------------------------------------------------------------------------------------------------------------------
  3 year ARM        121      $ 35,377,000       $292,370          6.706%       356        321             29.1

  5 year ARM         78        23,200,000        297,438          6.984        360        324             19.0

  7 year ARM         98        24,392,000        248,897          6.956        360        325             20.0

 15 year Fixed      154        14,798,000         96,090          6.557        180        144             12.1

 30 year Fixed      193        23,947,000        124,081          6.899        360        324             19.8
                 -------------------------------------------------------------------------------------------------
       Total        644      $121,714,000        188,997          6.829%       337        301            100.0%
                 =================================================================================================

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

For the period ended June 30, 1998, the Company received repayments of Mortgage Loan principal totaling approximately $9,369,000.

In June 1998, the Company purchased from the Bank $19.1 million in principal balance of residential mortgage loans ("Mortgage Loans") at a purchase price of $19.3 million, their estimated fair value. During 1998, the Company has purchased from the Bank $131.1 million in principal balance of residential mortgage loans ("Mortgage Loans") at a purchase price of $132.1 million, their estimated fair value.

The Company does not anticipate any other material capital expenditures other than Mortgage Loan acquisition.

OTHER MATTERS
-------------

As of June 30, 1998, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provision of the Internal Revenue Code (the "Code"). The Company calculates that:

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


                                      FLAGSTAR CAPITAL CORPORATION



Date:  August 14, 1998              /s/ Thomas J. Hammond
                                    --------------------------------
                                    Thomas J. Hammond
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Duly Authorized Officer)



                                    /s/ Michael W. Carrie
                                    --------------------------------
                                    Michael W. Carrie
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)