Form 10-Q
period 1998-09-30
FLAGSTAR CAPITAL CORP
filed 1998-11-06
CIK 1051818

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File No.:     000-23821
                         ---------



                          FLAGSTAR CAPITAL CORPORATION
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            MICHIGAN                                              38-3386801
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


2600 TELEGRAPH ROAD, BLOOMFIELD HILLS, MICHIGAN                  48302-0953
-----------------------------------------------                  ----------
   (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (248) 338-7700
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
                                                 ----    ----

         As of November 2, 1998, 1,000,000 shares of the registrant's Common Stock, $1.00 par value, were issued and outstanding and 2,300,000 shares of the registrant's Series A Preferred Shares, $25.00 par value, were issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed financial statements of the Registrant are as follows:

       Statement of Financial Condition - September 30, 1998 and February 24,
       1998

       Statement of Earnings - For the three months and period ended September 30, 1998

       Statement of Cash Flows - For the period ended September 30, 1998

       Condensed Notes to Financial Statements.

                          FLAGSTAR CAPITAL CORPORATION
                        STATEMENT OF FINANCIAL CONDITION
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                   SEPTEMBER 30,           FEBRUARY 24,
                                                                       1998                    1998
                                                                 -----------------       ----------------
ASSETS

Cash and cash equivalents                                           $  9,803                 $      -
Mortgage loans receivable                                            116,227                  113,030
Accrued interest receivable                                            1,118                      409
Other assets                                                           2,861                    2,910
                                                                 =================       ================
        Total assets                                                $130,009                 $116,349
                                                                 =================       ================
LIABILITIES AND SToCKHOLDERS' EQUITY
LIABILITIES
Due to parent                                                       $    644                 $    845
Other liabilities                                                         38                        -
                                                                 -----------------       ----------------
               Total liabilities                                    $    682                 $    845
STOCKHOLDERS' EQUITY
Series A Preferred Stock - $25.00 liquidation value,
  2,000,000 and 2,300,000 shares authorized and issued at
  February 24, 1998 and September 30, 1998, respectively              57,500                   50,000

Common stock - $1.00 par value, 500,000 and 1,000,000
  Shares authorized and issued at February 24, 1998 and
    September 30, 1998, respectively                                   1,000                      500
Additional paid in capital                                            70,827                   65,004
Retained earnings                                                          -                        -
                                                                 -----------------       ----------------
               Total stockholders' equity                            129,327                  115,504
                                                                 -----------------       ----------------
        Total liabilities and stockholders' equity                  $130,009                 $116,349
                                                                 =================       ================





















        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          FLAGSTAR CAPITAL CORPORATION
                              STATEMENT OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                            FOR THE QUARTER ENDED           FOR THE PERIOD ENDED
                                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     1998                           1998
                                                          ---------------------------    ---------------------------
 Interest on loans                                               $  1,951                          $  4,510
 General and administrative expenses                                   86                               212
                                                          ===========================    ===========================
NET EARNINGS                                                     $  1,865                          $  4,298
                                                          ===========================    ===========================
PREFERRED STOCK DIVIDENDS                                        $  1,222                          $  2,927
                                                          ===========================    ===========================
NET EARNINGS AVAILABLE TO COMMON SHARES                          $    643                          $  1,371
                                                          ===========================    ===========================
EARNINGS PER COMMON SHARE - BASIC                                $   0.64                          $   1.77
                                                          ===========================    ===========================
EARNINGS PER COMMON SHARE - DILUTED                              $   0.64                          $   1.77
                                                          ===========================    ===========================






























        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          FLAGSTAR CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                           FOR THE PERIOD
                                                                                               ENDED
                                                                                             SEPTEMBER
                                                                                                 30,
                                                                                                1998
                                                                                          ------------------
OPERATING ACTIVITIES
    Net earnings                                                                             $   4,298
    Adjustments to reconcile net earnings to net cash used in operating activities
      Increase in accrued interest receivable                                                   (1,118)
      Increase in other assets                                                                  (2,861)
      Increase in liabilities                                                                      682
                                                                                          ------------------
          Net cash provided by operating activities                                               1,001
INVESTING ACTIVITIES
      Purchase of mortgage loans                                                               (132,314)
      Principal repayments received on mortgage loans                                            16,085
                                                                                          ------------------
          Net cash used in investing activities                                                (116,227)
FINANCING ACTIVITIES
      Sale of common stock to Flagstar Bank, FSB                                                 74,954
      Sale of preferred stock                                                                    57,500
      Preferred stock issuance costs paid                                                        (3,127)
      Dividends paid to common stockholders                                                      (1,371)
      Dividends paid to preferred stockholders                                                   (2,927)
                                                                                          ------------------
          Net cash provided by financing activities                                             125,029
                                                                                          ------------------
Net increase in cash and cash equivalents                                                         9,803
Beginning cash and cash equivalents                                                                   -
                                                                                          ==================
Ending cash and cash equivalents                                                             $    9,803
                                                                                          ==================





















        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          FLAGSTAR CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Statement of Financial Accounting Standards No. 118, entitled "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosure" ("SFAS 118"), permits a creditor to use existing methods for recognizing interest revenue on impaired loans. The Company recognizes interest income on impaired loans pursuant to the discussion above for non-accrual loans.

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

         Cash and cash equivalents:

The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally nine months or less at the time of purchase to be cash equivalents. At September 30, 1998, the Company's cash was held in custody of the Bank and there were no cash equivalents.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

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

The carrying amounts reflected on the balance sheet at September 30, 1998 approximates fair value based on the valuation technique described in the preceding paragraph.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The principal business of the Company is to acquire, hold, and manage Mortgage Loans that will generate net income that can be distributed to stockholders. The Company intends to acquire all its Mortgage Loans from the Bank.

RESULTS OF OPERATION

The Company reported net earnings for the quarter ended September 30, 1998 of $1,865,000. Interest income from loans was $1,951,000 which was offset by $24,000 in administrative expenses, and $62,000 in advisory fees.

The Company reported net earnings of $4.3 million for the period ended September 30, 1998. Interest income for the period ended September 30, 1998 was $4.5 million, which was offset by approximately $150,000 in advisory fees, $5,000 in outside directors fees, and $57,000 in other administrative expenses.

The Company reported net earnings per common share of $ .64 for the quarter ended September 30, 1998 and $1.77 for the period ended September 30, 1998.

On September 7,1998, the Company declared $1,222,000 in preferred stock dividends for the quarter ended September 30, 1998. The preferred dividends were paid on September 30, 1998. For the period ended September 30, 1998 the Company declared and paid $2,927,000 in preferred stock dividends.

The Company declared and paid a common stock dividend of $643,000 for the three months ended September 30, 1998, on September 30, 1998. For the period ended September 30, 1998, the Company declared and paid $1,371,000 in common stock dividends.

MORTGAGE LOANS

The Company's Mortgage Loans consist of Adjustable Rate Mortgages ("ARMs"), and Fixed Rate Mortgages ("FRM's"). Reinvestments made in mortgage loans will be initiated in a manner to maintain the original composition of approximately 70% ARMs and 30% FRMs. All Mortgage Loans are expected to be purchased from the Bank.

The following table gives a breakdown of the Mortgage Loans at September 30, 1998.

                                     Principal          Average      Interest
 Product Type          Loans          Balance           Balance        Rate          WAM       WARM      % of Total
-----------------------------------------------------------------------------------------------------------------------
  3 year ARM           110         $ 32,720,000        $297,456        6.699%        356       346          28.5

  5 year ARM            72           21,498,000         298,582        6.978         360       349          18.7

  7 year ARM            92           22,535,000         244,946        6.945         360       352          19.6

 15 year Fixed         152           14,509,000          95,451        6.561         180       173          12.6

 30 year Fixed         192           23,746,000         123,678        6.900         360       353          20.6
                    ---------------------------------------------------------------------------------------------------
       Total           618         $115,008,000        $186,097        6.823%        337       327         100.0%
                    ===================================================================================================

LIQUIDITY

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

For the period ended September 30, 1998, the Company received repayments of Mortgage Loan principal totaling approximately $16,085,000.

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

OTHER MATTERS

As of September 30, 1998, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provision of the Internal Revenue Code (the "Code"). The Company calculates that:

- its Qualified REIT Assets, as defined in the Code, are approximately 100% of its total assets, as compared to the federal tax requirements that at least 75% of its total assets must be Qualified REIT Assets.

- 100% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.

- none of the revenue was subject to the 30% income limitation under the REIT rules.

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

                  Exhibit 11

                  Exhibit 27  (SEC Use only)

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FLAGSTAR CAPITAL CORPORATION



Date:    November 4, 1998           /S/ Thomas J. Hammond
                                    ---------------------
                                    Thomas J. Hammond
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Duly Authorized Officer)




                                    /S/ Michael W. Carrie
                                    ---------------------
                                    Michael W. Carrie
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 Exhibit Index
                                 -------------



Exhibit No.                    Description
-----------                    -----------

    11                         Computation of Net Earnings Per Share

    27                         Financial Data Schedule