Form 10-K405
period 1998-12-31
FLAGSTAR CAPITAL CORP
filed 1999-03-29
CIK 1051818

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------
                                   FORM 10-K
MARK ONE

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1998
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO.: 0-22353

                          FLAGSTAR CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                    MICHIGAN                            38-3386801
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

 2600 TELEGRAPH ROAD, BLOOMFIELD HILLS, MICHIGAN        48302-0953
    (Address of principal executive offices)            (Zip Code)

              Registrant's telephone number, including area code:
                                 (248) 338-7700

       Securities registered pursuant to Section 12(b) of the Act: None.

       Securities registered pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
                         Yes  X                No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

     As of March 18, 1999, 1,000,000 shares of the registrant's Common Stock, $1.00 par value, were issued and outstanding and 2,300,000 shares of the registrant's Series A Preferred Shares, $25.00 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     NONE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I
Item 1.       Business....................................................      3
Item 2.       Properties..................................................      4
Item 3.       Legal Proceedings...........................................      4
Item 4.       Submission of Matters to a Vote of Security Holders.........      4

PART II
Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................      4
Item 6.       Selected Financial Data.....................................      6
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................      7
Item 7a.      Market Risk.................................................
Item 8.       Financial Statements........................................     11
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................     19

PART III
Item 10.      Directors and Executive Officers of the Corporation.........     20
Item 11.      Executive Compensation......................................     21
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management..................................................     21
Item 13.      Certain Relationships and Related Transactions..............     21

PART IV
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................     23
              Signatures..................................................     24

     When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward looking statement" within the meaning of the Private Securities Litigation Reform Act of 1996.

     The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Flagstar Capital Corporation (the "Company") was incorporated in Michigan in June 1995 and remained dormant until reorganized in December 1997. The Company was formed by Flagstar Bank (the "Bank"), a federally chartered savings bank, to provide the Bank and its parent holding company and sole stockholder, Flagstar Bancorp, Inc. ("Flagstar"), with a means of raising capital for bank regulatory purposes in a cost-effective manner.

     The principal business of the Company is to acquire and hold residential mortgage loans ("Mortgage Loans") that will generate net income for distribution to stockholders. The Company intends to acquire all its Mortgage Loans from the Bank, consisting of whole loans secured by first mortgages on single-family residential real estate properties. The residential mortgage loans consist of Adjustable Rate Mortgages ("ARMs") and Fixed Rate Mortgages ("FRM's").

     On February 24, 1998, the Company offered to the public and sold 2,000,000 shares of the Company's 8.50%, noncumulative, Series A Preferred Shares, $25 par value per share, providing gross proceeds totaling $50.0 million (the "Series A Preferred Shares"), and sold to the Bank, 499,900 shares of the Company's common stock, $1.00 par value providing proceeds totaling $65.5 million (the "Common Stock").

     On May 24, 1998, in response to the underwriters exercising their over-allotment option, the Company issued an additional 300,000 shares of its Series A Preferred Shares, to the public and 500,000 shares of Common Stock to the Bank, providing additional gross proceeds totaling $17.0 million. All shares of Common Stock are held by the Bank. The Series A Preferred Shares are traded on the Nasdaq Stock Market(R), under the symbol "FLGSP".

     The Company used the net proceeds raised from the initial public offering of the Series A Preferred Shares and the sale of the Common Stock to the Bank to purchase from the Bank the Company's initial portfolio of $113.5 million of Mortgage Loans ("Initial Portfolio"). The Company's Initial Portfolio consisted of ARMs and FRM's. Reinvestments made in Mortgage Loans have been and will continue to be made with a composition of Mortgage Loans that will allow the Company to maintain the original composition of approximately 70% ARMs and 30% FRM's. Mortgage Loans are purchased from the Bank on a fair value basis.

     In order to preserve its status as a real estate investment trust ("REIT") under the Internal Revenue Service Code ("Code"), the Company must distribute annually at least 95% of its "REIT taxable income" (excluding capital gains) to stockholders and meet certain capital ownership and administrative tests as defined by the Code. The Company must also annually satisfy three gross income requirements. First, at least 75% of the Company's gross income for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property or from certain types of temporary investments. Second, at least 95% of the Company's gross income for each taxable year must be derived from the above described real property investments and from dividends, interest, and gain from the sale or other disposition of stock or securities and certain other types of gross income. Third, short-term gains from the sale or other disposition of stock or securities, and gains on the sale or other disposition of real property held for less than four years (apart from involuntary conversions and sales of foreclosure property) from the date of acquisition must represent less than 30% of the Company's gross income for each taxable year.

     The Company must also satisfy three tests relating to the nature of its assets at the close of each quarter of its taxable year. First, at least 75% of the value of the Company's total assets must be represented by real estate assets. Second, not more than 25% of the Company's total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer's securities owned by the Company may not exceed 5% of the value of the Company's total assets and the Company may not own more than 10% of any one issuer's outstanding voting securities.

     The Company does not anticipate that it will engage in the business of originating Mortgage Loans and does not expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring its Mortgage Loans. As noted above, the Company has purchased all of its Mortgage Loans from the Bank and intends on making all of its future purchases from the Bank.

     The Company has entered into an Advisory Agreement (the "Advisory Agreement") with the Bank (the "Advisor") requiring an annual payment of $250,000. The Bank provides advice to the Board of Directors and manages the operations of the Company as defined in the Agreement. The Agreement has an initial term of five years which commenced on February 24, 1998 and will automatically renew for additional five year periods, unless the Company delivers prior notice to the Advisor as defined in the Advisory Agreement.

     The Company also entered into a Servicing Agreement (the "Servicing Agreement") with the Bank for the servicing of the Mortgage Loans. Pursuant to the Servicing Agreement, the Bank services the Mortgage Loans held by the Company, in accordance with normal industry practices. The Servicing Agreement can be terminated without cause upon a thirty day advance notice and payment of a termination fee equal to 2% of the aggregate outstanding principal amount of the loans then serviced under the Agreement. The servicing fee is 0.375% per annum of the outstanding principal balance of the Mortgage Loans.

     The Company operations are conducted in a manner that will not subject it to regulation under the Investment Company Act of 1940. The Company may, under certain circumstances, purchase the Series A Preferred Shares and other shares of its capital stock in the open market or otherwise, provided, however, that the Company will not redeem or repurchase any shares of its Common Stock for so long as any Series A Preferred Shares are outstanding without the approval of a majority of the Independent Directors. The Company has no present intention of repurchasing any shares of its capital stock, and any such action would be taken only in conformity with applicable federal and state laws and the regulations and the requirements for qualifying as a REIT.

     The Company has no foreign operations.

ITEM 2. PROPERTIES

     The principal executive offices of the Company are located at 2600 Telegraph Road, Bloomfield Hills, Michigan 48302 and its telephone number is
(248) 338-7700.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not the subject to any litigation. The Company is not currently involved in nor, to the Company's knowledge, currently threatened with any litigation with respect to the Mortgage Loans included in the portfolio.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company is authorized to issue up to 1,000,000 shares of Common Stock and 2,300,000 shares of Preferred Stock, $25 par value per share ("Preferred Stock"). All of the 1,000,000 shares of Common Stock and all of the 2,300,000 shares of Preferred Stock have been issued. The Bank owns 100% of the Company's 1,000,000 shares of Common Stock outstanding at December 31, 1998 and, accordingly, there is no trading market for the Company's Common Stock. In addition, the Bank intends that, as long as any Series A Preferred Shares are outstanding, it will maintain ownership of the outstanding Common Stock of the

Company. All voting rights are vested in the Common Stock. The holder of Common Stock is entitled to one vote per share. Holders of Common Stock are entitled to receive dividends when, and if declared by the Board of Directors of the Company out of funds legally available. No dividends or other distributions may be made with respect to the Common Stock as long as any shares of Preferred Stock are outstanding and the full dividends on those shares have not been paid. The Company must distribute annually at least 95% of its annual "REIT taxable income" to stockholders.

     In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after there have been set aside for the holders of Preferred Stock the full preferential amounts to which such holders are entitled, the holders of Common Stock will be entitled to any assets remaining after the payment of all debts and liabilities.

RESTRICTIONS ON OWNERSHIP AND TRANSFER:

     The Company's Certificate of Incorporation contains certain restrictions on the number of shares of Common Stock and Preferred Stock that individual stockholders may own. For the Company to qualify as a REIT under the Code, no more than 50% in number or value of its outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of a taxable year or during a proportionate part of a shorter taxable year (the "Five or Fewer Test"). The capital stock of the Company must also be beneficially owned by 100 or more persons during at least 335 days of a taxable year or during a proportionate part of a shorter taxable year (the "One Hundred Person Test"). The ownership by the Bank of 100% of the shares of Common Stock of the REIT will not adversely affect the Company's REIT qualification because each stockholder of Flagstar Bancorp, Inc. (the sole stockholder of the Bank) counts as a separate beneficial owner for purposes of the Five or Fewer Test and the capital stock of Flagstar Bancorp, Inc. is widely held. Further, the Certificate of Incorporation of the Company contains restrictions on the acquisition of Preferred Stock intended to ensure compliance with the One Hundred Persons Test. Such provisions include a restriction that if any transfer of shares of capital stock of the Company would cause the Company to be beneficially owned by fewer than 100 persons, such transfer shall be null and void and the intended transferee will acquire no rights to the stock.

COMMON STOCK

     There is no established public trading market in the Company's Common Stock. As of March 15, 1999, there were 1,000,000 issued and outstanding shares of Common Stock held by one stockholder, the Bank. The following table reflects the distributions paid or payable by the Company on the Common Stock since the Company's initial capitalization on February 24, 1998.

                       QUARTER ENDED                            DISTRIBUTION
                       -------------                            ------------
March 31, 1998..............................................      $199,538
June 30, 1998...............................................      $527,914
September 30, 1998..........................................      $644,126
December 31, 1998...........................................      $722,232

PREFERRED STOCK

     The Series A Preferred Shares are listed on the Nasdaq Stock Market(R), under the trading symbol "FLGSP". As of March 18, 1999, there were 2,300,000 issued and outstanding Series A Preferred Shares. The following table reflects the respective high and low sales prices for the Series A Preferred Shares for each quarter of 1998. From February 20, 1998, the date upon which trading of such shares commenced, through December 31, 1998. The table also indicates the distributions paid by the Company for each quarter.

                  QUARTER ENDED                      HIGH PRICE    LOW PRICE    CLOSING PRICE    DISTRIBUTION
                  -------------                      ----------    ---------    -------------    ------------
March 31, 1998...................................     $25.500       $24.750        $25.125        $  483,000
June 30, 1998....................................     $25.313       $24.625        $24.938        $1,221,875
September 30, 1998...............................     $25.125       $24.000        $24.000        $1,221,875
December 31, 1998................................     $25.250       $23.625        $24.000        $1,221,875

ITEM 6. SELECTED FINANCIAL DATA

                                 FINANCIAL DATA

                                                              AT OR FOR THE PERIOD
                                                               FROM INCEPTION OF
                                                               OPERATIONS THROUGH
                                                               DECEMBER 31, 1998
                                                              --------------------
                                                                 (IN THOUSANDS,
                                                               EXCEPT SHARE DATA)
SUMMARY OF STATEMENT OF EARNINGS:
  Interest income...........................................        $  6,564
  Net earnings..............................................        $  6,242
  Net earnings available to Common stock....................        $  2,093
  Net earnings per common share.............................        $   2.50
SUMMARY OF STATEMENT OF FINANCIAL CONDITION:
  Mortgage loans............................................        $116,675
  Total assets..............................................        $130,074
  Total stockholder's equity................................        $129,327
OTHER DATA:
  Dividends paid on preferred stock.........................        $  4,149
  Number of preferred stock outstanding.....................           2,300
  Number of common stock outstanding........................           1,000
  Average yield on mortgage loans...........................           6.815%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Flagstar Capital Corporation was formed by Flagstar Bank, a federally chartered savings bank, to provide the Bank and its parent holding company and sole stockholder, Flagstar Bancorp, Inc., with a means of raising capital for bank regulatory purposes in a cost-effective manner.

     The principal business of the Company is to acquire and hold residential mortgage loans that will generate net income for distribution to stockholders. The Company intends to acquire all its Mortgage Loans from the Bank, consisting of whole loans secured by first mortgages on single-family residential real estate properties. The residential mortgage loans consist of Adjustable Rate Mortgages ("ARMs"), and Fixed Rate Mortgages ("FRM's").

     On February 24, 1998, the Company sold in a public offering 2,000,000 shares of the Company's 8.50%, noncumulative, Series A Preferred Shares, $25 par value per share, providing gross proceeds totaling $50.0 million (the "Series A Preferred Shares"), and sold to the Bank, 499,900 shares of the Company's common stock, $1.00 par value providing proceeds totaling $65.5 million (the "Common Stock").

     On May 24, 1998, in response to the underwriters exercising their over-allotment option, the Company issued an additional 300,000 shares of its Series A Preferred Shares, to the public and 500,000 shares of Common Stock to the Bank, providing additional gross proceeds totaling $17.0 million, gross. All shares of common stock are held by the Bank. The Series A Preferred Shares are traded on the Nasdaq Stock Market, under the symbol "FLGSP".

RESULTS OF OPERATIONS

     The Company reported net earnings for the period ended December 31, 1998 of $6.2 million. Interest income from loans was $6.6 million, which was offset by approximately $213,000 in advisory fees, $6,000 in outside directors fees, and $104,000 in other administrative expenses. The Company reported earnings per common share of $2.50 for the period ended December 31, 1998.

     The Company declared and paid $4,149,000 in preferred stock dividends for the period ended December 31, 1998.

     The Company declared and paid or accrued $2,093,000 in common stock dividends for the period ended December 31, 1998.

MORTGAGE LOANS

     As of December 31, 1998, the Company owned Mortgage Loans with a principal balance of $115,380,000. This amount represents the remaining principal amount of mortgage loans purchased with the Initial Portfolio plus the principal amount of mortgage loans purchased during the period beginning on February 24, 1998 and ending on December 31, 1998. Purchases made during the period ending December 31, 1998 were made to replace principal amortizations and payoffs in the portfolio. All Mortgage Loans were purchased from the Bank. In conjunction with the purchase of these Mortgage Loans the Company paid a premium amount equal to $1.3 million. This premium amount is recorded by the Company as an adjustment to the basis of the Mortgage Loans.

     The following table reflects the composition of Mortgage Loans at December 31, 1998:

                                                     PRINCIPAL      AVERAGE     INTEREST                      % OF
             PRODUCT TYPE                  LOANS      BALANCE       BALANCE       RATE      WAM    WARM      TOTAL
             ------------                  -----     ---------      -------     --------    ---    ----      -----
 3 year ARM............................     121     $ 33,634,000    $277,969     6.723%     358    345        29.1%
 5 year ARM............................      84       23,169,000     275,825     6.897      360    348        20.1
 7 year ARM............................      85       20,416,000     240,188     6.937      360    350        17.7
15 year Fixed..........................     153       14,533,000      94,989     6.550      180    170        12.6
30 year Fixed..........................     192       23,628,000     123,060     6.898      360    350        20.5
                                            ---     ------------    --------     -----      ---    ---       -----
  Total................................     635     $115,380,000    $181,702     6.815%     337    325       100.0%
                                            ===     ============    ========     =====      ===    ===       =====

     ALLOWANCE FOR LOSSES. The Company did not have an allowance for losses at December 31, 1998. The Company's non-performing loans were limited to three mortgage loans, totaling $342,969, or 0.30% of the portfolio, that were 30 days delinquent. The Company has certain representations and warranties which are related to the performance of the Mortgage Loans.

     The Company expects to record an allowance for losses during 1999 which will be based upon management's assessment of relevant factors, including the types and amounts of delinquent loans, historical and anticipated loss experience on such types of loans experienced by the Bank, and current and projected economic conditions.

     The Bank, in its role as Advisor, has implemented comprehensive internal asset review systems to provide for early detection of problem assets. Although this system will not eliminate future losses due to unanticipated declines in the real estate market or economic downturns, it should provide for timely identification of any losses created from problem loans.

INTEREST RATE RISK

     The Company's income consists primarily of interest payments on Mortgage Loans. Currently, the Company does not use any derivative products to manage interest rate risk. If there is a decline in interest rates (as measured by the indices upon which the interest rates of the Adjustable Rate Mortgage Loans are based), then the Company will experience a decrease in income available to be distributed to its shareholders. There can be no assurance that an interest rate environment in which there is a significant decline in interest rates, over an extended period of time, would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares.

SIGNIFICANT CONCENTRATION OF CREDIT RISK

     Concentration of credit risk arises when a number of customers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company's performance to both positive and negative developments affecting a particular industry. The geographic concentrations within the Mortgage Loans directly affects the overall credit risk of the Company.

     The following table shows the Mortgage Loans by geographic area as of December 31, 1998:

                                                             PRINCIPAL      PERCENT
                        LOCATION                              BALANCE       OF TOTAL
                        --------                             ---------      --------
California..............................................    $ 25,318,000      21.9%
Michigan................................................      20,985,000      18.2
Washington..............................................      10,538,000       9.1
Colorado................................................       8,867,000       7.7
Oregon..................................................       5,408,000       4.7
Other...................................................      44,264,000      38.4*
                                                            ------------     -----
  Total.................................................    $115,380,000     100.0%
                                                            ============     =====

-------------------------
* No other state has more than 3% of the total Mortgage Loan portfolio

     Approximately 40.1% of the Company's total Mortgage Loans are secured by residential real estate properties located in California and Michigan. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in California and Michigan that may affect the ability of residential property owners in California and Michigan to make payments of principal and interest on the underlying mortgages.

LIQUIDITY RISK MANAGEMENT

     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT as discussed below in REIT Qualification.

     The Company's principal liquidity needs are to maintain the current portfolio size through the acquisition of additional Mortgage Loans as Mortgage Loans currently in the portfolio mature or prepay, and to pay dividends on the Series A Preferred Shares and Common Shares issued. The Company does not have and does not anticipate having any material capital expenditures.

     To the extent that the Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Code pertaining to a REIT), or a combination of these methods. The Company, however, may not, without the approval of a majority of the Independent Directors, incur debt in excess of 20% of the aggregate amount of the net proceeds received from the sale of the Series A Preferred Shares and Common Stock of the Company. This limitation includes intercompany advances made by the Bank to the Company.

     The Company may also issue additional series of Preferred Stock. However, the Company may not issue additional shares of Preferred Stock senior to the Series A Preferred Shares without the consent of holders of at least 66 2/3% of the shares of Preferred Stock outstanding at that time. The Company also may not issue additional shares of Preferred Stock on a parity with the Series A Preferred Shares without the approval of a majority of the Company's Independent Directors.

MARKET RISK

     The Company considers that its primary business objective is to ensure the availability of sufficient cash flows to meet the obligations mandated by the Series A Preferred Shares. In managing its investments, the Company accepts a certain credit risk posture and assumes some interest rate risk.

     Interest rate risk generally refers to the potential volatility in net interest income resulting from changes in interest rates. The Company's interest rate risk management focuses on the replacement of amortized loans with current production mortgages. These replacement loans are chosen in a manner to maintain an interest rate risk posture similar to the Initial Portfolio. The Company must monitor the ratio of fixed costs (the

Series A Preferred Shares' dividends, advisory fees, and servicing costs) to the interest income potential of the Mortgage Loans. When, in management's opinion, the coverage ratio is at risk of being depleted, the Company must look to its parent company, the Bank, for support or utilize the investment powers of the Company.

     The Company will record higher levels of interest income in a rising interest rate environment and will experience declining interest income during periods of falling interest rates. This happens because the Company's assets reprice while the Series A Preferred Shares have a fixed cost of 8.5%.

     At December 31, 1998 the Company had a coverage ratio (Projected interest income divided by REIT dividends plus Advisory fees) of 1.53 versus the coverage ratio at inception of 1.67.

REIT QUALIFICATION

     As of December 31, 1998, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code. The Company calculates:

     - its Qualified REIT Assets, as defined in the Code, to be 100% of its total assets, as compared to the federal tax requirements that at least 75% of its total assets must be Qualified REIT assets.

     - that 100% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.

     - none of the revenues were subject to the 30% income limitation under the REIT rules.

     The Company also met all REIT requirements regarding the ownership of its common and preferred stocks.

YEAR 2000 COMPLIANCE

     As with many other companies, the Company is dependant on others for its computer technology. Flagstar provides computer programming and administrative services through the Advisory Agreement and the Servicing Agreement.

     Flagstar's computer programs and other applications were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields will not work properly with dates from the year 2000 and beyond. Many of the systems utilized by Flagstar are vendor-supplied and almost all of these vendors have provided Flagstar with a certification of compliance or have given a completion date within the first quarter of 1999. Flagstar began reviewing its year 2000 conversion needs mid-1996 and has two project committees that are monitoring the status of these conversions. A comprehensive review to identify the systems affected by this issue was completed and an implementation plan was compiled and is currently being executed. Flagstar has not and does not expect to spend any significant amounts with outside contractors relative to the completion of these tasks. Therefore, costs do not represent any material incremental costs, but rather will represent the redeployment of existing technology resources. Flagstar presently believes that with the planned modifications to existing systems and vendor delivery of millennium-compliant systems, all year 2000 compliance issues will be resolved no later than the end of the first quarter of 1999. Additionally, Flagstar believes that any related costs will not have a material impact on the operations, cash flows, or financial condition of future periods.

     Although Flagstar has conducted internal development and testing of their computer systems to insure millennium compliance. They we can not give the Company assurance that their internal systems will be completely free of errors. Furthermore, they can not give any assurance that all of their vendors will deliver Year 2000 compliant certificates or that the vendors will in fact be Year 2000 compliant despite their certification of compliance. If either their computer systems or those of their vendors fail to function properly because of the Year 2000 problem, the results of our operations may materially suffer.

ITEM 8. FINANCIAL STATEMENTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Flagstar Capital Corporation

     We have audited the accompanying balance sheet of Flagstar Capital Corporation as of December 31, 1998, and the related statements of earnings, stockholders' equity and cash flows for the period from the inception of operations (February 24, 1998) through December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion of these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flagstar Capital Corporation at December 31, 1998, and the results of its operations and its cash flows for the period from the inception of operations (February 24, 1998) through December 31, 1998, in conformity with generally accepted accounting principles.

/s/ GRANT THORNTON LLP

Detroit, Michigan
February 12, 1999

                          FLAGSTAR CAPITAL CORPORATION

                                 BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                DECEMBER 31,
                                                                    1998
                                                                ------------
                           ASSETS
Cash........................................................      $  6,989
Mortgage loans receivable...................................       116,675
Accrued interest receivable.................................         1,307
Loan payments in process -- due from parent.................         5,103
                                                                  --------
  Total assets..............................................      $130,074
                                                                  ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Due to parent...............................................      $    722
Other liabilities...........................................            25
                                                                  --------
  Total liabilities.........................................           747
STOCKHOLDERS' EQUITY
Series A Preferred Stock -- $25.00 liquidation value,
  2,300,000 shares authorized and issued at December 31,
  1998......................................................        57,500
Common stock -- $1.00 par value, 1,000,000 shares authorized
  and issued at December 31, 1998...........................         1,000
Additional paid in capital..................................        70,827
Retained earnings...........................................            --
                                                                  --------
  Total stockholders' equity................................       129,327
                                                                  --------
  Total liabilities and stockholders' equity................      $130,074
                                                                  ========

        The accompanying notes are an integral part of these statements.

                          FLAGSTAR CAPITAL CORPORATION

                             STATEMENT OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                FOR THE PERIOD FROM
                                                                 THE INCEPTION OF
                                                                    OPERATIONS
                                                                (FEBRUARY 24, 1998)
                                                                      THROUGH
                                                                 DECEMBER 31, 1998
                                                                -------------------
Interest on loans...........................................          $6,564
Advisory fee expense -- paid to parent......................             213
Other general and administrative expenses...................             109
                                                                      ------
Net earnings................................................          $6,242
PREFERRED STOCK DIVIDENDS...................................           4,149
                                                                      ------
NET EARNINGS AVAILABLE TO COMMON SHARES.....................          $2,093
                                                                      ======
EARNINGS PER COMMON SHARE...................................          $ 2.50
                                                                      ======

        The accompanying notes are an integral part of these statements.

                          FLAGSTAR CAPITAL CORPORATION

                       STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                SERIES A               ADDITIONAL                    TOTAL
                                                PREFERRED    COMMON     PAID IN      RETAINED    STOCKHOLDERS'
                                                  STOCK      STOCK      CAPITAL      EARNINGS       EQUITY
                                                ---------    ------    ----------    --------    -------------
Balance at inception of operations (February
  24, 1998).................................     $    --     $  --      $    --      $    --       $     --
Initial public offering of Series A
Preferred Stock.............................      57,500                                             57,500
Issuance of Common Stock....................                 1,000       70,827                      71,827
Net earnings................................                                           6,242          6,242
Dividends paid on the 8.50% Non cumulative
  Series A Preferred Shares.................                                          (4,149)        (4,149)
Dividend paid or payable to common
  stockholder ($2.50 per share).............                                          (2,093)        (2,093)
                                                 -------     ------     -------      -------       --------
Balance at December 31, 1998................     $57,500     $1,000     $70,827      $    --       $129,327
                                                 =======     ======     =======      =======       ========

        The accompanying notes are an integral part of these statements.

                          FLAGSTAR CAPITAL CORPORATION
                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                FOR THE PERIOD FROM
                                                                 THE INCEPTION OF
                                                                    OPERATIONS
                                                                (FEBRUARY 24, 1998)
                                                                      THROUGH
                                                                 DECEMBER 31, 1998
                                                                -------------------
OPERATING ACTIVITIES
Net earnings................................................         $   6,242
Adjustments to reconcile net earnings to net cash provided
  by operating activities
  Increase in accrued interest receivable...................            (1,307)
  Increase in liabilities...................................                25
                                                                     ---------
     Net cash provided by operating activities..............             4,960
INVESTING ACTIVITIES
  Purchase of mortgage loans................................          (147,233)
  Principal repayments received on mortgage loans...........            25,455
                                                                     ---------
     Net cash used in investing activities..................          (121,778)
FINANCING ACTIVITIES
  Sale of common stock......................................            74,954
  Sale of preferred stock...................................            57,500
  Stock issuance costs paid.................................            (3,127)
  Dividends to common stockholder...........................            (1,371)
  Dividends to preferred stockholders.......................            (4,149)
                                                                     ---------
     Net cash provided by financing activities..............           123,807
                                                                     ---------
     Net increase in cash...................................             6,989
     Cash at the inception of operations (February 24,
      1998).................................................                --
                                                                     ---------
     Cash at December 31, 1998..............................         $   6,989
                                                                     =========

        The accompanying notes are an integral part of these statements

                          FLAGSTAR CAPITAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF BUSINESS

     Flagstar Capital Corporation (the "Company"), is a wholly-owned subsidiary of Flagstar Bank, FSB (the "Bank") a federally chartered stock savings bank, which itself is a wholly-owned subsidiary of Flagstar Bancorp, Inc ("Flagstar"), a financial services holding company. The Company is a Michigan corporation which commenced operations on February 24, 1998. The Company's primary business consists of acquiring, holding, and managing residential mortgage loans.

     On February 24, 1998, the Company offered to the public and sold 2,000,000 shares of the Company's 8.50% noncumulative preferred stock, Series A, $25 liquidation value per share, providing gross proceeds totaling $50.0 million (the "Series A Preferred Shares"), and sold to the Bank, 499,900 shares of the Company's common stock, $1.00 par value providing proceeds totaling $65.5 million (the "Common Stock").

     On May 24, 1998, in response to the underwriters exercising their over-allotment option, the Company issued an additional 300,000 shares of its Series A Preferred Shares, to the public and 500,000 shares of Common Stock to the Bank, providing additional gross proceeds of $17.0 million. All shares of Common Stock are held by the Bank. The Series A Preferred Shares are traded on the Nasdaq Stock Market(R), under the symbol as "FLGSP".

     The Company used the net proceeds raised from the initial public offering of the Series A Preferred Shares and the sale of the Common Stock to the Bank to purchase from the Bank the Company's Initial Portfolio of $113.5 million of residential mortgage loans ("Mortgage Loans") at their estimated fair values.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Mortgage Loans:

     Mortgage loans are carried at the principal amount outstanding, net of any purchase discount and premium. The amortization of the premiums or discounts are recorded as an adjustment to interest income using a method which approximates the interest method.

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

     Statement of Financial Accounting Standards No. 114, entitled "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), requires that the carrying value of an impaired loan be based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price, or the fair value or the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. SFAS 114 applies to all loans except smaller-balance homogeneous consumer loans, loans carried at fair value or the lower of cost or fair value, debt securities and leases. The Company will apply SFAS 114 to non-accrual mortgage loans. In addition, SFAS 114 modifies the accounting for in-substance foreclosures ("ISF"). A collateralized loan is considered an ISF and is reclassified to Assets Acquired as Loan Satisfactions only when the Company has taken physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

                          FLAGSTAR CAPITAL CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Statement of Financial Accounting Standards No. 118, entitled "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosure" ("SFAS 118"), permits a creditor to use existing methods for recognizing interest revenue on impaired loans. The Company recognizes interest income on impaired loans pursuant to the discussion above for non-accrual loans.

     Allowance for loan losses:

     An allowance for loan losses is provided when a risk of losses is inherent in the credit extension process. An allowance is a general allowance and is based on a periodic review and analysis of the Mortgage Loans. The periodic analysis will include consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio, economic conditions and market conditions, prior loss experience, results of periodic credit reviews of the portfolio, and any guarantees provided by the seller of the loans. The allowance for losses is increased by provisions for losses charged against income and is reduced by charge-offs, net of recoveries. Charge-offs are recorded when, in the judgment of management, an extension of credit is deemed uncollectible, in whole or in part. No allowance has been recorded as of December 31, 1998

     Cash:

     The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. At December 31, 1998, the Company's cash was held in the custody of the Bank.

     Offering costs:

     Costs incurred in connection with the raising of capital through the sale of preferred stock were recorded as an adjustment to the additional paid in capital of the Company.

     Dividends:

          Preferred Stock

     Dividends on the Series A Preferred Shares are non cumulative. The stock was issued on February 24, 1998. Quarterly dividends are payable on the last day of March, June, September and December at a rate of 8.50% per annum of the initial liquidation preference ($25.00 per share).

          Common Stock

     Stockholders are entitled to receive dividends when, and if declared by the Board of Directors out of funds available after the preferred dividends have been paid.

     Earnings per common share:

     Earnings per share is computed by dividing net income after preferred dividends by the weighted average number of common shares outstanding. There are no dilutive securities which would require a diluted earnings per share computation. The Company had 837,902 weighted average shares outstanding during 1998.

     Income Taxes:

     The Company has elected for Federal income tax purposes, to be treated as a Real Estate Investment Trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986 (the "Code"), as amended. Accordingly, the Company will not be subject to federal income tax to the extent it distributes its income to shareholders and as long as certain asset, income and stock ownership tests are met in

                          FLAGSTAR CAPITAL CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

accordance with the Code. As the Company expects to qualify as a REIT for federal income tax purposes, no provision for income taxes is included in the accompanying financial statements.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recently Issued Accounting Standards

     In June 1997, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective January 1, 2000 for the Company; however, management does not expect this pronouncement to have a significant impact on the Company's financial position.

     The FASB has issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS 134"), The statement requires that an entity engaged in mortgage banking activities classify any resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold these investments. The statement is effective for 1999 for the Company; however, management does not expect this pronouncement to have a significant impact on the Company's financial position.

NOTE 3 -- MORTGAGE LOANS

     The following reflects the composition of Mortgage Loans at December 31, 1998:

                     PRODUCT TYPE                           BALANCE       % OF TOTAL
                     ------------                           -------       ----------
 3 year ARM...........................................    $ 33,634,000       29.1%
 5 year ARM...........................................      23,169,000       20.1
 7 year ARM...........................................      20,416,000       17.7
                                                          ------------      -----
  Subtotal ARM........................................      77,219,000       66.9
                                                          ------------      -----
15 year Fixed.........................................      14,533,000       12.6
30 year Fixed.........................................      23,628,000       20.5
                                                          ------------      -----
  Subtotal Fixed......................................      38,161,000       33.1
                                                          ------------      -----
     Total Mortgage Loans.............................    $115,380,000      100.0%
                                                          ------------      =====
  Premium.............................................       1,295,000
Allowance for losses..................................         --
                                                          ------------
     Total............................................    $116,675,000
                                                          ============

     Properties collateralizing Mortgage Loans are geographically disbursed throughout the United States. As of December 31, 1998, approximately 21.9% of these properties are located in California (measured by principal balance), and another 18.2% are located in the state of Michigan. No other state contains more than 10% of the properties collateralizing these loans.

                          FLAGSTAR CAPITAL CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 4 -- RELATED PARTY TRANSACTIONS

     The Company has entered into an Advisory Agreement (the "Advisory Agreement") with the Bank (the "Advisor") requiring an annual payment of $250,000. The Bank provides advice to the Board of Directors and manages the operations of the Company as defined in the Agreement. The Agreement has an initial term of five years commencing on February 24, 1998 and automatically renews for additional five year periods, unless the Company delivers a notice of non-renewal to the Bank as defined in the Advisory Agreement. Advisory fees incurred for the period ended December 31, 1998 totaled approximately $213,000.

     The Company also entered into a servicing agreement with the Bank for the servicing of the Mortgage Loans. Pursuant to the servicing agreement, the Bank performs the servicing for the Mortgage Loans, in accordance with normal industry practices. The servicing agreement can be terminated without cause upon a thirty day advance notice given to the Bank. The servicing fee is 0.375% of the outstanding principal balance of the Mortgage Loans. The servicing fee is withheld by the Bank from interest income proceeds received on the Mortgage Loans.

NOTE 5 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Certain financial instruments and all non-financial instruments are excluded from the scope of SFAS 107. Accordingly, the fair value disclosures required by SFAS 107 provide only a partial estimate of the fair value of the Company. Fair values among REITs are not comparable due to the wide-range of limited valuation techniques and numerous estimates which must be made. This lack of an objective valuation standard introduces a great degree of subjectivity to these derived or estimated fair values. Therefore, readers are cautioned in using this information for purposes of evaluating the financial condition of the Company compared with other REITs.

     Mortgage Loans

     The fair value of the Company's residential mortgage loans are estimated by comparing values for similar residential mortgages sold in the secondary market.

     At December 31, 1998, the estimated fair value of the Mortgage Loans was $118,000,000 based on the valuation technique described in the preceding paragraph.

     Assets and liabilities in which fair value approximates carrying value:

     The fair values of certain financial assets and liabilities carried at cost, including cash, accrued interest receivable, loan payments in process- due from parent, due to parent, and other liabilities are considered to approximate their respective carrying value due to their short-term nature and negligible credit losses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

     The persons who are directors and executive officers of the Company are as follows:

                                                                                        DIRECTOR     TERM
             NAME                  AGE           POSITION(S) HELD WITH COMPANY           SINCE      EXPIRES
             ----                  ---           -----------------------------          --------    -------
Thomas J. Hammond..............    55     Chairman of the Board and Chief Executive       1997       1999
                                          Officer
Mark T. Hammond................    33     Vice Chairman of the Board and President        1997       2001
Michael W. Carrie..............    44     Director, Executive Vice President and Chief    1997       2000
                                          Financial Officer
Joan H. Anderson...............    48     Director and Executive Vice President           1997       1999
Mary Kay McGuire...............    43     Director and Secretary                          1997       2000

     The independent directors of the Company are as follows:

                                                                                        DIRECTOR     TERM
             NAME                  AGE         POSITION(S) HELD WITH THE COMPANY         SINCE      EXPIRES
             ----                  ---         ---------------------------------        --------    -------
Jack Christenson...............    57     Director                                        1997       2001
Robert W. De Witt..............    57     Director                                        1997       1999

     The following sets forth the business experience and other information for each of the current directors of the Company:

COMPANY DIRECTORS

     THOMAS J. HAMMOND has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since its formation in 1997. Mr. Hammond serves as Chairman of the Board of Directors of Flagstar Bancorp, Inc, the parent company of Flagstar Bank. Mr. Hammond also serves as the Chairman of the Board of Directors and Chief Executive Officer for the Bank. Mr. Hammond founded the Bank in 1987. Mr. Hammond has over 30 years of experience in the financial services industry.

     MARK T. HAMMOND has been Vice-Chairman of the Board of Directors and President of the Company since its formation in 1997. Mr. Hammond serves as Vice-Chairman of the Board of Directors of Flagstar Bancorp, Inc, the parent company of Flagstar Bank. Mr. Hammond also serves as Vice-Chairman of the Board of Directors and President of the Bank. Mr. Hammond has been employed by the Bank since 1987. Mr. Hammond is the son of Thomas J. Hammond.

     JOAN H. ANDERSON has been a Director and an Executive Vice President since Capital's formation in 1997. Ms. Anderson serves as a Director of Flagstar Bancorp, Inc, the parent company of Flagstar Bank. She is also an Executive Vice-President of the Bank and Flagstar. Mrs. Anderson has been employed by the Bank since 1987 and has 29 years experience in the financial services industry.

     MICHAEL W. CARRIE has served as Director, Executive Vice-President, and Chief Financial Officer since Capital's formation in 1997. Mr. Carrie serves as a Director of Flagstar Bancorp, Inc, the parent company of Flagstar Bank. Mr. Carrie also serves as the Executive Vice-President and Chief Financial Officer of the Flagstar Bancorp and Flagstar Bank. Mr. Carrie has been employed by the Bank since 1993 and has 14 years experience in the financial services industry.

     MARY KAY MCGUIRE has served as Director and Secretary of Capital since its formation in 1997. Ms. McGuire also serves as Director, Senior Vice President, and Secretary of the Bank. She also serves as Senior Vice President and Secretary of Flagstar Bancorp. Ms. McGuire has been employed by the Bank since 1987 and has 25 years experience in the financial services industry.

INDEPENDENT DIRECTORS

     The Company's Certificate of Designation establishing the Series A Preferred Shares requires that, so long as any Series A Preferred Shares are outstanding, certain actions by the Company be approved by a majority of the Independent Directors of the Company. Messrs. Christenson, and DeWitt are the Company's Independent Directors. For as long as there are only two Independent Directors, any action that requires the approval of a majority of Independent Directors must be approved by both Independent Directors. Additionally, the audit committee is comprised of the independent directors.

     If at any time the Company fails to declare and pay a quarterly dividend on the Series A Preferred Shares, the number of directors constituting the Board of Directors of the Company will be increased by two at the Company's next annual meeting and the holders of Series A Preferred Shares, voting together with the holders of any other outstanding series of Preferred Stock as a single class, will be entitled to elect the two additional directors to serve on the Company's Board of Directors. Any member of the Board of Directors elected by holders of the Company's Preferred Stock will be deemed to be an Independent Director for purposes of the actions requiring the approval of a majority of the Independent Directors.

     The following sets forth the business experience and other information for each of the Independent Directors of the Company.

     JACK CHRISTENSON has served as a Director since 1997. He is the President and owner of Jack Christenson, Inc., a residential brokerage company which is based in Troy, Michigan and has been since 1982, and is one of the largest brokerage companies in Michigan. Mr. Christenson has over 20 years experience in the real estate brokerage business and has been a member of various real estate associations as well as a general partner of a former real estate investment trust.

     ROBERT W. DEWITT has served as a Director since 1997. He is the President and owner of DeWitt Building Co., Inc., a residential and commercial building company based in Lathrup Village, Michigan since 1979. Mr. DeWitt has over 30 year experience in the construction business and has held various positions on local and state boards of construction associations. Mr. DeWitt was founder and served as a director for four years of American Building Traders, Inc., which provides curriculum for job training utilizing adult education programs, and has been director for the last five years of Contract Assistance Program, an entity co-funded by the State of Michigan, to train business contractors and minority contractors.

ITEM 11. EXECUTIVE COMPENSATION

     The Company pays the Independent Directors of the Company fees for their services as directors. The Independent Directors receive a fee of $1,200 for attendance at each meeting of the Board of Directors and $100 for each telephone meeting of the Board of Directors. However, multiple fees are not paid for two or more meetings attended on the same day. The Company does not pay any compensation to its officers or employees of the Bank, or to directors who are not Independent Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Set forth below are certain transactions between the Company and its directors, affiliates, a related parties. Management believes that the transactions with related parties described herein have been conducted on substantially the same terms as similar transactions with unrelated parties.

     The Bank administers the day-to-day operations of the Company and is entitled to receive fees in connection with the Advisory Agreement. Advisory fees paid to parent for the period ended December 31, 1998 totaled $213,000.

     The Bank services the Mortgage Loans included in the Company's portfolio and is entitled to receive fees in connection with the Servicing Agreement.

     The Company had cash balances of approximately $7.0 million as of December 31, 1998 held in a demand deposit account with the Bank.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following financial statements of the Company are included in
            Item 8 of this report:
            Report of Independent Public Accountants
            Statement of Financial Condition at December 31, 1998
            Statement of Earnings for the period ended December 31, 1998 Statement of Stockholders' Equity for the period ended December 31, 1998
            Statement of Cash Flows for the period ended December 31, 1998 Notes to Financial Statements

     (a)(2) All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

     (a)(3) Exhibits:

            *27 Financial Data Schedule
---------------
* Filed herewith.

     (b) No reports on Form 8-K were issued during the three months ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant as duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FLAGSTAR CAPITAL CORPORATION

Date: March 29, 1999                             /s/ THOMAS J. HAMMOND

                                          --------------------------------------
                                                    Thomas J. Hammond
                                                Chairman of the Board and
                                                 Chief Executive Officer
                                                (Duly Authorized Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1999.

                      SIGNATURE                                                TITLE
                      ---------                                                -----

              By: /s/ THOMAS J. HAMMOND                    Chairman of the Board and Chief Executive
  -------------------------------------------------        Officer
                  Thomas J. Hammond

               By: /s/ MARK T. HAMMOND                     Vice Chairman of the Board and President
  -------------------------------------------------
                  Marks T. Hammond

              By: /s/ MICHAEL W. CARRIE                    Director, Executive Vice President and Chief
  -------------------------------------------------        Financial Officer
                  Michael W. Carrie

              By: /s/ JOAN H. ANDERSON                     Director, Executive Vice President
  -------------------------------------------------
                  Joan H. Anderson

              By: /s/ MARY KAY MCGUIRE                     Director and Secretary
  -------------------------------------------------
                  Mary Kay McGuire

              By: /s/ JACK CHRISTENSON                     Director
  -------------------------------------------------
                  Jack Christenson

              By: /s/ ROBERT W. DEWITT                     Director
  -------------------------------------------------
                  Robert W. DeWitt

                               INDEX TO EXHIBITS

*27    Financial Data Schedule

---------------
* Filed herewith.