Form 10-Q
period 1999-03-31
FLAGSTAR CAPITAL CORP
filed 1999-05-13
CIK 1051818

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File No.:       000-23821
                      -----------------



                          FLAGSTAR CAPITAL CORPORATION
         --------------------------------------------------------------
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
                                                 -----   -----

         As of May 12, 1999, 1,000,000 shares of the registrant's Common Stock, $1.00 par value, were issued and outstanding and 2,300,000 shares of the registrant's Series A Preferred Shares, $25.00 par value, were issued and outstanding.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed financial statements of the Registrant are as follows:

         Statement of Financial Condition - March 31, 1999 and December 31, 1998

         Statement of Earnings - For the three months ended March 31, 1999 and the period ended March 31, 1998

         Statement of Cash Flows - For the three months ended March 31, 1999 and the period ended March 31, 1998

         Condensed Notes to Financial Statements.

                          FLAGSTAR CAPITAL CORPORATION
                        STATEMENT OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

----------------------------------------------------------------------------------------------------------

                                                                      MARCH 31,             DECEMBER 31,
ASSETS                                                                  1999                   1998
                                                                 ------------------      -----------------
Cash and cash equivalents                                            $  19,081               $   6,989
Mortgage loans receivable                                              105,994                 116,675
Accrued interest receivable                                              1,221                   1,307
Other assets                                                             3,612                   5,103
                                                                 ==================      =================
        Total assets                                                 $ 129,908               $ 130,074
                                                                 ==================      =================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Due to parent                                                        $     556               $     722
Other liabilities                                                           25                      25
                                                                 ------------------      -----------------
               Total liabilities                                           581                     747
STOCKHOLDERS' EQUITY
Series A Preferred Stock - $25.00 liquidation value,
  2,300,000 shares authorized and issued at December 31,
  1998 and March 31, 1999                                               57,500                  57,500

Common stock - $1.00 par value, 1,000,000 shares
  authorized and issued at December 31, 1998 and
    March 31, 1999                                                       1,000                   1,000
Additional paid in capital                                              70,827                  70,827
Retained earnings                                                            -                       -
                                                                 ------------------      -----------------
               Total stockholders' equity                              129,327                 129,327
                                                                 ------------------      -----------------
        Total liabilities and stockholders' equity                   $ 129,908               $ 130,074
                                                                 ==================      =================





















        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          FLAGSTAR CAPITAL CORPORATION
                              STATEMENT OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

---------------------------------------------------------------------------------------------------------------------

                                                              FOR THE QUARTER ENDED          FOR THE PERIOD ENDED
                                                                    MARCH 31,                     MARCH 31,
                                                                      1999                           1998
                                                            --------------------------    ---------------------------
 Interest on loans                                                 $  1,880                          $  783
 General and administrative expenses                                    102                             100
                                                            ==========================     ==========================
NET EARNINGS                                                       $  1,778                          $  683
                                                            ==========================     ==========================

PREFERRED STOCK DIVIDENDS                                          $  1,222                          $  483
                                                            ==========================     ==========================

NET EARNINGS AVAILABLE TO COMMON SHARES                            $    556                          $  200
                                                            ==========================     ==========================

EARNINGS PER COMMON SHARE - BASIC                                  $   0.56                          $ 0.40
                                                            ==========================     ==========================

EARNINGS PER COMMON SHARE - DILUTED                                $   0.56                          $ 0.40
                                                            ==========================     ==========================






























        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          FLAGSTAR CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                         FOR THE QUARTER          FOR THE PERIOD
                                                                                         ENDED MARCH 31,          ENDED MARCH 31,
                                                                                               1999                    1998
                                                                                                                --------------------

OPERATING ACTIVITIES
    Net earnings                                                                        $     1,778                     $     683
    Adjustments to reconcile net earnings to net cash used in operating activities
      (Decrease) increase in accrued interest receivable                                         86                          (638)
      (Decrease) increase in other assets                                                     1,492                        (2,221)
      Decrease in liabilities due parent                                                       (156)                            -
      Increase in liabilities                                                                     -                         1,061
                                                                                       ---------------------    --------------------
          Net cash (used) in provided by operating activities                                 3,200                        (1,115)
INVESTING ACTIVITIES
      Purchase of mortgage loans                                                                  -                      (113,520)
      Principal repayments received on mortgage loans                                        10,680                         2,849
                                                                                       ---------------------    --------------------
          Net cash provided by (used) in investing activities                                10,680                      (110,671)
FINANCING ACTIVITIES
      Sale of common stock to Flagstar Bank, FSB                                                  -                        65,504
      Sale of preferred stock                                                                     -                        57,500
      Preferred stock issuance costs paid                                                         -                        (3,041)
      Dividends paid to common stockholders                                                    (556)                         (200)
      Dividends paid to preferred stockholders                                               (1,222)                         (483)
                                                                                       ---------------------    --------------------
          Net cash (used) provided by financing activities                                   (1,788)                      119,280
                                                                                       ---------------------    --------------------
Net increase in cash and cash equivalents                                                    12,092                         7,494
Beginning cash and cash equivalents                                                           6,989                             -
                                                                                       =====================    ====================
Ending cash and cash equivalents                                                        $    19,081                     $   7,494
                                                                                       =====================    ====================





















        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          FLAGSTAR CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS

Flagstar Capital Corporation (the "Company"), is an operating subsidiary of Flagstar Bank, FSB (the "Bank"), a federally chartered stock savings bank founded in 1987. The primary business of the Company is to acquire, hold, and manage residential mortgage loans that will generate net income that can be distributed to stockholders.

NOTE 2 - FORMATION OF THE COMPANY

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

NOTE 3. - BASIS OF PRESENTATION

The accompanying consolidated unaudited financial statements of the Company, have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit, the results of operations for the interim period herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The principal business of the Company is to acquire, hold, and manage Mortgage Loans that will generate net income that can be distributed to stockholders. The Company intends to acquire all its Mortgage Loans from the Bank.

RESULTS OF OPERATION

The Company reported net earnings for the quarter ended March 31, 1999 of $1.8 million. Interest income from loans was $1.9 million which was offset by $39,000 in administrative expenses, and $62,000 in advisory fees.

The Company reported net earnings per common share of $ .56 for the quarter ended March 31, 1999 and $0.40 for the period ended March 31, 1998.

During March 1999 and 1998, the Company declared and paid $1,222,000 and $483,000 in preferred stock dividends, respectively.

The Company declared a common stock dividend of $556,000 for the three months ended March 31, 1999. For the period ended March 31, 1998, the Company declared $200,000 in common stock dividends.

MORTGAGE LOANS

The Company's residential mortgage loans ("Mortgage Loans") consist of Adjustable Rate Mortgages ("ARMs"), and Fixed Rate Mortgages ("FRM's"). Reinvestments made in Mortgage Loans will be initiated in a manner to maintain the original composition of approximately 70% ARMs and 30% FRMs. All Mortgage Loans are expected to be purchased from the Bank.

The following table gives a breakdown of the Mortgage Loans at March 31, 1999.


                                       Principal       Average         Interest
Product Type          Loans             Balance        Balance           Rate        WAM      WARM      % of Total
------------------------------------------------------------------------------------------------------------------------

 3 year ARM            104         $  28,000,000      $ 269,229         6.718%       357       342          26.7

 5 year ARM             82            22,530,000        274,752         6.899        360       345          21.5

 7 year ARM             76            17,962,000        236,339         6.931        360       347          17.2

15 year Fixed          150            14,056,000         93,707         6.549        180       167          13.4

30 year Fixed          181            22,165,000        122,460         6.903        360       347          21.2
                     ---------------------------------------------------------------------------------------------------
       Total           593         $ 104,712,000      $ 176,581         6.815%       335       321         100.0%
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

For the period ended March 31, 1999, the Company received repayments of principal from mortgage loans totaling approximately $10.7 million.

The Company does not anticipate any material capital expenditures other than for the acquisition of additional residential mortgage loans.

OTHER MATTERS

As of March 31, 1999, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provision of the Internal Revenue Code (the "Code"). The Company calculates that:

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

The Company also met all REIT requirements regarding the ownership of its common and preferred stocks and anticipates meeting the 1999 annual distribution and administrative requirements.


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


                               FLAGSTAR CAPITAL CORPORATION



Date:    May 12, 1999          /S/ Thomas J. Hammond
                               ---------------------
                               Thomas J. Hammond
                               Chairman of the Board and
                               Chief Executive Officer
                               (Duly Authorized Officer)




                               /S/ Michael W. Carrie
                               ---------------------
                               Michael W. Carrie
                               Executive Vice President and
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS



EXHIBIT NO.                    DESCRIPTION
-----------                    -----------

 EX - 11                       Computation of Net Earnings per Share

 EX - 27                       Financial Data Schedule