Form 10-Q
period 1999-06-30
FLAGSTAR CAPITAL CORP
filed 1999-08-12
CIK 1051818

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


Commission File No.:     000-23821
                    ------------------



                          FLAGSTAR CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MICHIGAN                                              38-3386801
-------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


 2600 TELEGRAPH ROAD, BLOOMFIELD HILLS, MICHIGAN                48302-0953
------------------------------------------------                ----------
     (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (248) 338-7700
                                                      --------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days. Yes    X      No
                                                 --------     --------

         As of August 13, 1999, 1,000,000 shares of the registrant's Common Stock, $1.00 par value, were issued and outstanding and 2,300,000 shares of the registrant's Series A Preferred Shares, $25.00 par value, were issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed financial statements of the Registrant are as follows:

         Statement of Financial Condition - June 30, 1999 and December 31, 1998

         Statement of Earnings - For the three and six months ended June 30, 1999 and the three months and the period ended June 30, 1998

         Statement of Cash Flows - For the six months ended June 30, 1999 and the period ended June 30, 1998

         Condensed Notes to Financial Statements.

                          FLAGSTAR CAPITAL CORPORATION
                        STATEMENT OF FINANCIAL CONDITION
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                    JUNE 30,            DECEMBER 31,
                                                                      1999                 1998
                                                               ------------------    -----------------
ASSETS
Cash and cash equivalents                                         $  4,808               $  6,989
Mortgage loans receivable                                          120,563                116,675
Accrued interest receivable                                          1,280                  1,307
Other assets                                                         3,106                  5,103
                                                                  --------               --------
        Total assets                                              $129,757               $130,074
                                                                  ========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Due to parent                                                     $    406               $    722
Other liabilities                                                       24                     25
                                                                  --------               --------
               Total liabilities                                       430                    747
STOCKHOLDERS' EQUITY
Series A Preferred Stock - $25.00 liquidation value,
   2,300,000 shares authorized and issued at June 30,
   1999 and December 31, 1998                                       57,500                 57,500

Common stock - $1.00 par value, 1,000,000 shares
 authorized and issued at June 30, 1999 and
 December 31, 1998                                                   1,000                  1,000
Additional paid in capital                                          70,827                 70,827
Retained earnings                                                        -                      -
                                                                  --------               --------
               Total stockholders' equity                          129,327                129,327
                                                                  --------               --------
        Total liabilities and stockholders' equity                $129,757               $130,074
                                                                  ========               ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          FLAGSTAR CAPITAL CORPORATION
                              STATEMENT OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                              FOR THE           FOR THE       FOR THE SIX        FOR THE
                                              QUARTER           QUARTER         MONTHS           PERIOD
                                               ENDED             ENDED           ENDED           ENDED
                                              JUNE 30,          JUNE 30,        JUNE 30,        JUNE 30,
                                                1999              1998            1999            1998
                                           --------------     ------------  --------------    --------------

 Interest on loans                            $1,731           $1,776           $3,611           $2,559
 General and administrative expenses             105               26              207              126
                                              ------           ------           ------           ------
NET EARNINGS                                  $1,626           $1,750           $3,404           $2,433
                                              ======           ======           ======           ======

PREFERRED STOCK DIVIDENDS                     $1,222           $1,222           $2,444           $1,705
                                              ======           ======           ======           ======

NET EARNINGS AVAILABLE TO COMMON SHARES       $  404           $  528           $  960           $  728
                                              ======           ======           ======           ======

EARNINGS PER COMMON SHARE                     $ 0.40           $ 0.73           $ 0.96           $ 1.13
                                              ======           ======           ======           ======

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          FLAGSTAR CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                      FOR THE SIX              FOR THE
                                                                                      MONTHS ENDED           PERIOD ENDED
                                                                                        JUNE 30,              JUNE  30,
                                                                                         1999                    1998
                                                                                   -------------------    ----------------
   OPERATING ACTIVITIES
    Net earnings                                                                        $   3,404            $   2,433
    Adjustments to reconcile net earnings to net cash used in operating activities
      Decrease (increase) in accrued interest receivable                                       27               (1,044)
      Decrease (increase) in payments in process                                            1,997               (1,433)
      (Decrease) increase in liabilities due parent                                          (316)                 576
      (Decrease) increase in liabilities                                                       (1)                  27
                                                                                        ---------            ---------
          Net cash provided by operating activities                                         5,111                  559
INVESTING ACTIVITIES
      Purchase of mortgage loans                                                          (25,009)            (132,314)
      Principal repayments received on mortgage loans                                      21,121                9,369
                                                                                        ---------            ---------
          Net cash used in investing activities                                            (3,888)            (122,945)
FINANCING ACTIVITIES
      Sale of common stock to Flagstar Bank, FSB                                                -               74,954
      Sale of preferred stock                                                                   -               57,500
      Preferred stock issuance costs paid                                                       -               (3,127)
      Dividends paid to common stockholders                                                (2,444)                (728)
      Dividends paid to preferred stockholders                                               (960)              (1,705)
                                                                                        ---------            ---------
          Net cash (used in) provided by financing activities                              (3,404)             126,894
                                                                                        ---------            ---------
Net (decrease) increase in cash and cash equivalents                                       (2,181)               4,508
Beginning cash and cash equivalents                                                         6,989                   -
                                                                                        ---------            ---------
Ending cash and cash equivalents                                                        $   4,808            $   4,508
                                                                                        =========            =========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          FLAGSTAR CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS

Flagstar Capital Corporation (the "Company"), is an operating subsidiary of Flagstar Bank, FSB (the "Bank"), a federally chartered stock savings bank founded in 1987. The primary business of the Company is to acquire, hold, and manage residential mortgage loans that will generate income that can be distributed to stockholders.

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

The Company used the net proceeds from the equity offerings to purchase mortgage loans from the Bank.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The principal business of the Company is to acquire, hold, and manage mortgage loans that will generate income that can be distributed to stockholders. The Company intends to acquire all its mortgage loans from the Bank.

RESULTS OF OPERATIONS

The Company reported net earnings for the quarter ended June 30, 1999 of $1.6 million. Interest income from loans was $1.7 million, which was offset by $43,000 in administrative expenses, and $62,000 in advisory fees. During the quarter ended June 30, 1998 the Company reported net earnings of approximately $1,750,000. Interest income from loans for the quarter was $1,776,000, which was offset by $23,000 in administrative expenses, and $3,000 in outside directors fees.

The Company reported net earnings of $3.4 million for the six months ended June 30, 1999. Interest income from loans was $3.6 million for the six months ended June 30, 1999, which was offset by $82,000 in administrative expenses and $125,000 in advisory fees. For the period ended June 30, 1998, the Company reported $2.4 in net earnings. Interest income from loans was $2.5 million, which was offset by $33,000 in administrative expenses, $5,000 in outside directors fees, and $88,000 in advisory fees.

The Company reported net earnings per common share of $0.40 and $0.73 for the quarters ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and the period ended June 30, 1998, the Company reported net earnings per common share of $0.96 and $1.13, respectively.

During the quarters ended June 30, 1999 and 1998, the Company declared and paid $1,222,000 in preferred stock dividends. For the six months ended June 30, 1999 and the period ended June 30, 1998, the Company declared and paid $2,444,000 and $1,705,000, respectively, in preferred stock dividends.

The Company declared a common stock dividend of $404,000 and $528,000 for the quarters ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and the period ended June 30, 1998, the Company declared common stock dividends of $960,000 and $728,000, respectively.

MORTGAGE LOANS

The Company's residential mortgage loans ("Mortgage Loans") consist of Adjustable Rate Mortgages ("ARMs"), and Fixed Rate Mortgages ("FRM's"). Reinvestments made in Mortgage Loans will be initiated in a manner to maintain the original composition of the portfolio which was approximately 70% ARMs and 30% FRMs. All Mortgage Loans are expected to be purchased from the Bank.

The following table gives a breakdown of the Mortgage Loans at June 30, 1999.

===============================================================================================================
                              Principal        Average      Interest
Product Type       Loans       Balance         Balance        Rate         WAM           WARM   % of Total
---------------------------------------------------------------------------------------------------------------

  3 year ARM         138   $ 35,584,000   $    257,852       6.737%        360            342      29.9

  5 year ARM         106     27,194,000        256,543       6.875         360            344      22.8

  7 year ARM          79     18,439,000        233,407       6.935         360            345      15.5

15 year Fixed        154     14,384,000         93,405       6.505         180            165      12.1

30 year Fixed        183     23,541,000        128,641       6.931         360            344      19.7
---------------------------------------------------------------------------------------------------------------
       Total         660   $119,142,000   $    180,518       6.809%        338            322     100.0%
===============================================================================================================

LIQUIDITY

The objective of maintaining liquidity within the Company is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT as discussed below in Other Matters.

The Company's operational concerns involve the maintainenance of the current Mortgage Loan portfolio size through the acquisition of additional Mortgage Loans as Mortgage Loans currently in the portfolio mature, or prepay. Mortgage Loans are acquired from the Bank at the estimated fair value. The Company must also pay cash dividends to the holders of the Series A Preferred Shares, while distributing the remainder of net earnings to the common stockholders.

During June 1999, the Company purchased from the Bank $25.1 million in principal balance of residential mortgage loans at a purchase price of $25.3 million, their estimated fair value.

For the quarter and six months ended June 30, 1999, the Company received principal repayments from mortgage loans totaling approximately $10.4 million and $21.1 million, respectively.

The Company does not anticipate any material capital expenditures other than for the acquisition of additional residential mortgage loans.

At June 30, 1999 the Company had a liquidity coverage ratio (Projected interest income divided by REIT dividends plus Advisory fees plus Servicing Fees ) of
1.58 versus the liquidity coverage ratio at December 31, 1998 of 1.53 and at inception of 1.67.

OTHER MATTERS

As of June 30, 1999, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provision of the Internal Revenue Code (the "Code"). The Company calculates that:

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


                                  FLAGSTAR CAPITAL CORPORATION



Date:    August 12, 1999          /S/ Thomas J. Hammond
                                  ---------------------
                                  Thomas J. Hammond
                                  Chairman of the Board and
                                  Chief Executive Officer
                                  (Duly Authorized Officer)




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