Form 10-Q
period 1999-09-30
FLAGSTAR CAPITAL CORP
filed 1999-11-12
CIK 1051818

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File No.:        000-23821
                     -----------------------


                          FLAGSTAR CAPITAL CORPORATION
          --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           MICHIGAN                                          38-3386801
 --------------------------------                     -------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                           Identification No.)


2600 TELEGRAPH ROAD, BLOOMFIELD HILLS, MICHIGAN             48302-0953
------------------------------------------------      -------------------------
     (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (248) 338-7700
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
                                                  ---   ---
         As of November 12, 1999, 1,000,000 shares of the registrant's Common Stock, $1.00 par value, were issued and outstanding and 2,300,000 shares of the registrant's Series A Preferred Shares, $25.00 par value, were issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed financial statements of the Registrant are as follows:

         Statement of Financial Condition - September 30, 1999 and December 31, 1998

         Statement of Earnings - For the three and nine months ended September 30, 1999 and the three months and the period ended September 30, 1998

         Statement of Cash Flows - For the nine months ended September 30, 1999 and the period ended September 30, 1998

         Condensed Notes to Financial Statements.

                                    FLAGSTAR CAPITAL CORPORATION
                                 STATEMENT OF FINANCIAL CONDITION
                                          (IN THOUSANDS)

                                                                     SEPTEMBER 30,           DECEMBER 31,
ASSETS                                                                  1999                    1998
                                                                ------------------      -----------------
Cash and cash equivalents                                          $   12,596             $     6,989
Mortgage loans receivable                                             113,603                 116,675
Accrued interest receivable                                             1,333                   1,307
Other assets                                                            2,485                   5,103
                                                                ------------------      -----------------
        Total assets                                               $  130,017             $   130,074
                                                                ==================      =================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Due to parent                                                      $      658             $       722
Other liabilities                                                          32                      25
                                                                ------------------      -----------------
               Total liabilities                                          690                     747
STOCKHOLDERS' EQUITY
Series A Preferred Stock - $25.00 liquidation value,
 2,300,000 shares authorized and issued at September 30,
 1999 and December 31, 1998                                            57,500                  57,500

Common stock - $1.00 par value, 1,000,000 shares
  authorized and issued at September 30, 1999 and
    December 31, 1998                                                   1,000                   1,000
Additional paid in capital                                             70,827                  70,827
Retained earnings                                                        -                       -
                                                                ------------------      -----------------
               Total stockholders' equity                             129,327                 129,327
                                                                ------------------      -----------------
        Total liabilities and stockholders' equity                 $  130,017             $   130,074
                                                                ==================      =================





















                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          FLAGSTAR CAPITAL CORPORATION
                              STATEMENT OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   FOR THE              FOR THE              FOR THE                FOR THE
                                                 QUARTER ENDED        QUARTER ENDED        QUARTER ENDED          QUARTER ENDED
                                                 SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,          SEPTEMBER 30,
                                                    1999                 1998                 1999                    1998
                                              -----------------    ------------------    ------------------    ------------------
 Interest on loans                                   $   1,974            $    1,951            $    5,585            $    4,510
 General and administrative expenses                        94                    86                   301                   212
                                              -----------------    ------------------    ------------------    ------------------
NET EARNINGS                                         $   1,880            $    1,865            $    5,284            $    4,298
                                              =================    ==================    ==================    ==================

PREFERRED STOCK DIVIDENDS                            $   1,222            $    1,222            $    3,666            $    2,927
                                              =================    ==================    ==================    ==================

NET EARNINGS AVAILABLE TO
COMMON SHARES                                        $     658            $      643            $    1,618            $    1,371
                                              =================    ==================    ==================    ==================

EARNINGS PER COMMON SHARE                            $    0.66            $     0.64            $     1.62            $     1.77
                                              =================    ==================    ==================    ==================


























        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          FLAGSTAR CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                `                    FOR THE
                                                                                         FOR THE NINE MONTHS       PERIOD ENDED
                                                                                         ENDED SEPTEMBER 30,       SEPTEMBER 30,
                                                                                                1999                    1998
                                                                                       ---------------------   --------------------
OPERATING ACTIVITIES
    Net earnings                                                                              $    5,284             $     4,298
    Adjustments to reconcile net earnings to net cash used in operating activities
      Increase in accrued interest receivable                                                        (26)                 (1,118)
      Decrease (increase) in payments in process                                                   2,618                  (2,861)
      (Decrease) increase in liabilities due parent                                                  (64)                    644
      Increase in liabilities                                                                          7                      38
                                                                                       ---------------------   --------------------
          Net cash provided by operating activities                                                7,819                   1,001
INVESTING ACTIVITIES
      Purchase of mortgage loans                                                                 (25,009)               (132,314)
      Principal repayments received on mortgage loans                                             28,081                  16,085
                                                                                       ---------------------   --------------------
          Net cash used in investing activities                                                    3,072                (116,227)
FINANCING ACTIVITIES
      Sale of common stock to Flagstar Bank, FSB                                                    -                     74,954
      Sale of preferred stock                                                                       -                     57,500
      Preferred stock issuance costs paid                                                           -                     (3,127)
      Dividends paid to common stockholders                                                       (1,618)                 (1,371)
      Dividends paid to preferred stockholders                                                    (3,666)                 (2,927)
                                                                                       ---------------------   --------------------
          Net cash (used in) provided by financing activities                                     (5,284)                125,029
                                                                                       ---------------------   --------------------
Net increase in cash and cash equivalents                                                          5,607                   9,803
Beginning cash and cash equivalents                                                                6,989                      -
                                                                                       ---------------------   --------------------
Ending cash and cash equivalents                                                              $   12,596             $     9,803
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

RESULTS OF OPERATIONS

The Company reported net earnings for the quarter ended September 30, 1999 of $1,880,000. Interest income from loans was $1,974,000, which was offset by $3,000 in outside director's fees, $28,000 in administrative expenses, and $63,000 in advisory fees. During the quarter ended September 30, 1998 the Company reported net earnings of approximately $1,865,000. Interest income from loans for the quarter was $1,951,000, which was offset by $57,000 in administrative expenses, and $62,000 in advisory fees.

The Company reported net earnings of $5.3 million for the nine months ended September 30, 1999. Interest income from loans was $5.6 million for the nine months ended September 30, 1999, which was offset by $111,000 in administrative expenses and $187,000 in advisory fees. For the period ended September 30, 1998, the Company reported $4.3 in net earnings. Interest income from loans was $4.5 million, which was offset by $57,000 in administrative expenses, $5,000 in outside directors fees, and $150,000 in advisory fees.

The Company reported net earnings per common share of $0.66 and $0.64 for the quarters ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and the period ended September 30, 1998, the Company reported net earnings per common share of $1.62 and $1.77, respectively.

During the quarters ended September 30, 1999 and 1998, the Company declared and paid $1,222,000 in preferred stock dividends. For the nine months ended September 30, 1999 and the period ended September 30, 1998, the Company declared and paid $3,666,000 and $2,927,000, respectively, in preferred stock dividends.

The Company declared a common stock dividend of $658,000 and $643,000 for the quarters ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and the period ended September 30, 1998, the Company declared common stock dividends of $1,618,000 and $1,371,000, respectively.

MORTGAGE LOANS

The Company's residential mortgage loans ("Mortgage Loans") consist of Adjustable Rate Mortgages ("ARMs"), and Fixed Rate Mortgages ("FRM's"). Reinvestments made in Mortgage Loans will be initiated in a manner to maintain the original composition of the portfolio which was approximately 70% ARMs and 30% FRMs. All Mortgage Loans are expected to be purchased from the Bank.

The following table gives a breakdown of the Mortgage Loans at September 30, 1999.

                                  Principal       Average      Interest
 Product Type        Loans         Balance        Balance       Rate       WAM       WARM     % of Total
----------------------------------------------------------------------------------------------------------
  3 year ARM          126      $  32,150,000   $  255,162       6.726%     360       339         28.7

  5 year ARM           97         25,662,000      264,556       6.861      360       341         22.9

  7 year ARM           76         17,655,000      232,302       6.937      360       342         15.7

 15 year Fixed        150         13,828,000       92,185       6.504      180       162         12.3

 30 year Fixed        179         22,900,000      127,934       6.930      360       341         20.4
 ---------------------------------------------------------------------------------------------------------
     Total            628      $ 112,195,000   $  178,655       6.804%     338       319        100.0%
==========================================================================================================

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

For the quarter and nine months ended September 30, 1999, the Company received principal repayments from mortgage loans totaling approximately $7.4 million and $28.1 million, respectively.

The Company does not anticipate any material capital expenditures. The Company will acquire additional residential mortgage loans as required from the Bank.

At September 30, 1999 the Company had a liquidity coverage ratio (Projected interest income divided by REIT dividends plus Advisory fees plus Servicing Fees ) of 1.58 versus the liquidity coverage ratio at December 31, 1998 of 1.53 and at inception of 1.67.

OTHER MATTERS

As of September 30, 1999, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provision of the Internal Revenue Code (the "Code"). The Company calculates that:

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


                                    FLAGSTAR CAPITAL CORPORATION



Date:    November 12, 1999           /S/ Thomas J. Hammond
                                    ---------------------------
                                    Thomas J. Hammond
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Duly Authorized Officer)




                                    /S/ Michael W. Carrie
                                    ---------------------------
                                    Michael W. Carrie
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 Exhibit Index

Exhibit No.                     Description
-----------                     -----------
    11                          Computation of Net Earnings per Share
    27                          Financial Data Schedule