Form 10-K405
period 1999-12-31
FLAGSTAR CAPITAL CORP
filed 2000-03-30
CIK 1051818

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

FOR THE YEAR ENDED DECEMBER 31, 1999
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. X

     As of March 17, 2000, 1,000,000 shares of the registrant's Common Stock, $1.00 par value, were issued and outstanding and 2,300,000 shares of the registrant's Series A Preferred Shares, $25.00 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     NONE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I
Item 1.       Business....................................................      3
Item 2.       Properties..................................................      4
Item 3.       Legal Proceedings...........................................      4
Item 4.       Submission of Matters to a Vote of Security Holders.........      4

PART II
Item 5.       Market for the Company's Common Stock and Related
              Stockholder Matters.........................................      4
Item 6.       Selected Financial Data.....................................      6
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................      7
Item 7a.      Market Risk.................................................     10
Item 8.       Financial Statements and Supplementary Data.................     11
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................     19

PART III
Item 10.      Directors and Executive Officer of the Registrant...........     20
Item 11.      Executive Compensation......................................     21
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management..................................................     21
Item 13.      Certain Relationships and Related Transactions..............     22

PART IV
Item 14.      Exhibits, Financial Statements Schedules and Reports on Form
              8-K.........................................................     23
              Signatures..................................................     24

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

     On May 24, 1998, in response to the underwriters exercising their over-allotment option, the Company issued an additional 300,000 shares of its Series A Preferred Shares, to the public and 500,000 shares of Common Stock to the Bank, providing additional gross proceeds totaling $17.0 million. The Bank owns all shares of common stock. The Series A Preferred Shares are traded on the Nasdaq Stock Market, under the symbol "FLGSP".

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

     The Company must also satisfy three tests relating to the nature of its assets at the close of each quarter of its taxable year. First, real estate assets must represent at least 75% of the value of the Company's total assets. Second, not more than 25% of the Company's total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer's securities owned by the Company may not exceed 5% of the value of the Company's total assets and the Company may not own more than 10% of any one issuer's outstanding voting securities.

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

     The Company has entered into an Advisory Agreement (the "Advisory Agreement") with the Bank (the "Advisor") requiring an annual payment of $250,000. The Bank provides advice to the Board of Directors and manages the operations of the Company as defined in the Advisory Agreement. The Advisory Agreement has an initial term of five years which commenced on February 24, 1998 and will automatically renew for additional five year periods, unless the Company delivers prior notice to the Advisor as defined in the Advisory Agreement.

     The Company also entered into a Servicing Agreement (the "Servicing Agreement") with the Bank for the servicing of the Mortgage Loans. Pursuant to the Servicing Agreement, the Bank services the Mortgage Loans held by the Company, in accordance with normal industry practice. The Servicing Agreement can be terminated without cause upon a thirty-day advance notice and payment of a termination fee equal to 2% of the aggregate outstanding principal amount of the loans then serviced under the Servicing Agreement. The servicing fee is 0.375% per annum of the outstanding principal balance of the Mortgage Loans.

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

     The Company has no foreign operations.

ITEM 2. PROPERTIES

     The principal executive offices of the Company are located at 2600 Telegraph Road, Bloomfield Hills, Michigan 48302 and its telephone number is
(248) 338- 7700.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not the subject to any litigation. The Company is not currently involved in or, to the Company's knowledge, currently threatened with any litigation with respect to the Mortgage Loans included in the portfolio.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company is authorized to issue up to 1,000,000 shares of Common Stock and 2,300,000 shares of Preferred Stock, $25 par value per share ("Preferred Stock"). All of the 1,000,000 shares of Common Stock and all of the 2,300,000 shares of Preferred Stock have been issued. The Bank owns 100% of the Company's 1,000,000 shares of Common Stock outstanding at December 31, 1999 and, accordingly, there is no trading market for the Company's Common Stock. In addition, the Bank intends that, as long as any Series A Preferred Shares are outstanding, it will maintain ownership of the outstanding Common Stock of the

Company. All voting rights are vested in the Common Stock. The holder of Common Stock is entitled to one vote per share. Holders of Common Stock are entitled to receive dividends when, and if declared by the Board of Directors of the Company out of funds legally available. No dividends or other distributions may be made with respect to the Common Stock as long as any shares of Preferred Stock are outstanding and the full dividends on those shares have been paid. The Company must distribute annually at least 95% of its annual "REIT taxable income" to stockholders.

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

COMMON STOCK

     There is no established public trading market in the Common Stock. As of March 17, 2000, there were 1,000,000 issued and outstanding shares of Common Stock held by one stockholder, the Bank. The following table reflects the distributions paid or payable by the Company on the Common Stock for each quarter during the year ended December 31, 1999 and the period ended December 31, 1998.

                 FOR THE QUARTERS ENDED:                       1999        1998
---------------------------------------------------------------------------------
March 31.................................................    $556,060    $199,538
June 30..................................................    $403,897    $527,914
September 30.............................................    $657,978    $644,126
December 31..............................................    $609,887    $722,232

PREFERRED STOCK

     The Series A Preferred Shares are listed on the Nasdaq Stock Market, under the trading symbol "FLGSP". As of March 17, 2000, there were 2,300,000 issued and outstanding Series A Preferred Shares held by approximately 135 shareholders. The following table reflects the respective high and low sales prices for the Series A Preferred Shares for each quarter of 1999 and 1998, from February 20, 1998, the date upon which trading of such shares commenced, through December 31, 1999. The table also indicates the distributions paid by the Company for each quarter.

                  QUARTER ENDED                      HIGH PRICE    LOW PRICE    CLOSING PRICE    DISTRIBUTION
-------------------------------------------------------------------------------------------------------------
December 31, 1999................................     $23.500       $18.250        $18.750        $1,221,875
September 30, 1999...............................     $24.875       $23.500        $23.500        $1,221,875
June 30, 1999....................................     $25.000       $24.188        $24.688        $1,221,875
March 31, 1999...................................     $24.500       $23.688        $24.125        $1,221,875
December 31, 1998................................     $25.250       $23.625        $24.000        $1,221,875
September 30, 1998...............................     $25.125       $24.000        $24.000        $1,221,875
June 30, 1998....................................     $25.313       $24.625        $24.938        $1,221,875
March 31, 1998...................................     $25.500       $24.750        $25.125        $  483,000

ITEM 6. SELECTED FINANCIAL DATA

                                 FINANCIAL DATA

                                                                                       AT OR FOR THE
                                                                                        PERIOD FROM
                                                                                       INCEPTION OF
                                                                                        OPERATIONS
                                                                  AT OR FOR THE        (FEBRUARY 24,
                                                                   YEAR ENDED          1998) THROUGH
                                                                DECEMBER 31, 1999    DECEMBER 31, 1998
                                                                -----------------    -----------------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
SUMMARY OF STATEMENT OF EARNINGS:
  Net interest income.......................................        $  7,258             $  6,564
  Net earnings..............................................        $  6,865             $  6,242
  Net earnings available to common stock....................        $  1,978             $  2,093
  Net earnings per common share.............................        $   1.98             $   2.50
SUMMARY OF STATEMENT OF FINANCIAL CONDITION:
  Mortgage loans, net.......................................        $118,255             $116,675
  Total assets..............................................        $129,722             $130,074
  Total stockholder's equity................................        $129,077             $129,327
OTHER DATA:
  Dividends paid on preferred stock.........................        $  4,887             $  4,149
  Shares of preferred stock outstanding.....................           2,300                2,300
  Shares of common stock outstanding........................           1,000                1,000
  Average yield on mortgage loans...........................           6.784%               6.815%

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

     On May 24, 1998, in response to the underwriters exercising their over-allotment option, the Company issued an additional 300,000 shares of its Series A Preferred Shares, to the public and 500,000 shares of Common Stock to the Bank, providing additional gross proceeds totaling $17.0 million, gross. The Bank owns all shares of common stock. The Series A Preferred Shares are traded on the Nasdaq Stock Market, under the symbol "FLGSP".

RESULTS OF OPERATIONS

     The Company reported net earnings for the year ended December 31, 1999 of $6.9 million. Interest income from loans was $7.5 million, which was offset by $250,000 in provision for loan losses, $250,000 in advisory fees, $3,000 in outside directors fees, and $139,000 in other administrative expenses. The Company reported earnings per common share of $1.98 for the period ended December 31, 1999. In comparison, net earnings for the period ended December 31, 1998 totaled $6.2 million. Interest income from loans was $6.6 million, which was offset by approximately $213,000 in advisory fees, $6,000 in outside directors fees, and $104,000 in other administrative expenses. The Company reported earnings per common share of $2.50 for the period ended December 31, 1998.

     The Company declared and paid $4,887,000 and $4,149,000 in preferred stock dividends for the year ended December 31, 1999 and for the period ended December 31, 1998, respectively.

     The Company declared and paid or accrued common stock distributions of $2,228,000 for the year ended December 31, 1999 and $2,093,000 for the period ended December 31, 1998.

MORTGAGE LOANS

     As of December 31, 1999, the Company owned Mortgage Loans with a principal balance of $116,985,000. This amount represents the principal amount of mortgage loans purchased with the Initial Portfolio remaining plus the principal amount of mortgage loans purchased during the period beginning at February 24, 1998 to December 31, 1999. Purchases made during the year ending December 31, 1999 and for the period ending December 31, 1998 were made to replace principal amortizations and payoffs in the portfolio. All Mortgage Loans were purchased from the Bank. In conjunction with the purchase of these Mortgage Loans the Company paid a premium amount equal to $277,000 and $1.3 million for the year ended December 31, 1999 and the period ended December 31, 1998, respectively. This premium amount is recorded by the Company as an adjustment to the basis of the Mortgage Loans.

     The following table reflects the composition of Mortgage Loans at December 31, 1999:

                                                 PRINCIPAL      AVERAGE     INTEREST
           PRODUCT TYPE                LOANS      BALANCE       BALANCE       RATE      WAM    WARM    % OF TOTAL
-----------------------------------------------------------------------------------------------------------------
 3 year ARM........................     136     $ 36,482,000    $268,254     6.685%     360    339        31.2%
 5 year ARM........................      90       23,861,000     265,121     6.857      360    338        20.4
 7 year ARM........................      86       21,293,000     247,590     6.892      360    340        18.2
15 year Fixed......................     147       13,292,000      90,422     6.507      180    159        11.3
30 year Fixed......................     173       22,057,000     127,495     6.932      360    338        18.9
                                       --------------------------------------------------------------------------
  Total............................     632     $116,985,000    $185,103     6.784%     340    318       100.0%
                                       ==========================================================================

     The following table reflects the composition of Mortgage Loans at December 31, 1998:

                                                 PRINCIPAL      AVERAGE     INTEREST
           PRODUCT TYPE                LOANS      BALANCE       BALANCE       RATE      WAM    WARM    % OF TOTAL
-----------------------------------------------------------------------------------------------------------------
 3 year ARM........................     121     $ 33,634,000    $277,969     6.723%     358    345        29.1%
 5 year ARM........................      84       23,169,000     275,825     6.897      360    348        20.1
 7 year ARM........................      85       20,416,000     240,188     6.937      360    350        17.7
15 year Fixed......................     153       14,533,000      94,989     6.550      180    170        12.6
30 year Fixed......................     192       23,628,000     123,060     6.898      360    350        20.5
                                       --------------------------------------------------------------------------
  Total............................     635     $115,380,000    $181,702     6.815%     337    325       100.0%
                                       ==========================================================================

     ALLOWANCE FOR LOAN LOSSES. The Company has recorded a $250,000 allowance for loan losses for the year ended December 31, 1999. Management has based the allowance on assessments of relevant factors including the types and amount of delinquent loans, historical and anticipated loss experience on such types of loans experienced by the Bank, and current and projected economic conditions. Management is of the opinion that the allowance for loan losses is adequate to meet potential losses in the portfolio. The Company's non-performing loans were limited to one mortgage loan, for $245,689, or 0.21% of the portfolio, which was 30 days delinquent at December 31, 1999.

     The Company did not have an allowance for loan losses at December 31, 1998 The Company's non-performing loans were limited to three mortgage loans, totaling $342,969, or 0.30% of the portfolio, that were 30 days delinquent. The Company has certain representations and warranties from the Bank, which are related to the performance of the Mortgage Loans.

     The Bank, in its role as Advisor, has implemented comprehensive internal asset review systems to provide for early detection of problem assets. Although this system will not eliminate future losses due to unanticipated declines in the real estate market or economic downturns, it should provide for timely identification of any losses created from problem loans.

     ACTIVITY WITHIN THE ALLOWANCE FOR LOAN LOSSES
-------------------------------------------------------
Balance, January 1, 1999...................    $      0
  Provision for loan losses................     250,000
  Charge-offs, net of recoveries...........          --
                                               --------
Balance, December 31, 1999.................    $250,000
                                               ========

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

     The following table shows the Mortgage Loans by geographic area as of December 31, 1999:

                                                             PRINCIPAL      PERCENT
                        LOCATION                              BALANCE       OF TOTAL
------------------------------------------------------------------------------------
Michigan................................................    $ 25,955,000      22.2%
California..............................................      24,632,000      21.1
Colorado................................................       9,671,000       8.3
Washington..............................................       8,507,000       7.3
New York................................................       4,755,000       4.1
Texas...................................................       3,953,000       3.4
Other...................................................      39,512,000      33.6*
                                                            ------------------------
  Total.................................................    $116,985,000     100.0%
                                                            ========================

---------------
* No other state has more than 3% of the total Mortgage Loan portfolio

     Approximately 43.3% of the Company's total Mortgage Loans are secured by residential real estate properties located in California and Michigan. Consequently, a high concentration of residential mortgage loans in these two states, may subject the Company to a greater risk of default in the event of adverse economic, political or business developments and natural hazards in California and Michigan that may affect the ability of residential property owners in California and Michigan to make payments of principal and interest on the underlying mortgages.

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

     Interest rate risk generally refers to the potential volatility in net interest income resulting from changes in interest rates. The Company's risk occurs when it must replace amortized loans with current production mortgages. These replacement loans are chosen in a manner to maintain an interest rate risk posture similar to the Initial Portfolio. The Company must monitor the ratio of fixed costs (the Series A Preferred Shares' dividends, advisory fees, and servicing costs) to the interest income potential of the Mortgage Loans. When, in management's opinion, the coverage ratio is at risk of being depleted, the Company must look to its parent company, the Bank, for support or utilize the investment powers of the Company.

     The Company will record higher levels of interest income in a rising interest rate environment and will experience declining interest income during periods of falling interest rates. This happens because the Company's assets reprice while the Series A Preferred Shares have a fixed cost of 8.5%.

     At December 31, 1999 the Company had a coverage ratio (Projected interest income divided by REIT dividends plus Advisory fees plus Servicing Fees) of 1.54 compared to 1.53 at December 31, 1998 and 1.67 at inception.

REIT QUALIFICATION

     As of December 31, 1999, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code. The Company calculates:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Flagstar Capital Corporation

     We have audited the accompanying balance sheets of Flagstar Capital Corporation as of December 31, 1999 and 1998, and the related statements of earnings, stockholders' equity and cash flows for the year ended December 31, 1999 and for the period from the inception of operations (February 24, 1998) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flagstar Capital Corporation as of December 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period from the inception of operations (February 24, 1998) through December 31, 1998, in conformity with generally accepted accounting principles.

/s/ GRANT THORNTON LLP

Detroit, Michigan
January 28, 2000

                          FLAGSTAR CAPITAL CORPORATION

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1999            1998
                                                                ------------    ------------
                           ASSETS
Cash........................................................      $  7,456        $  6,989
  Mortgage loans............................................       118,505         116,675
  Less: allowance for loan losses...........................           250              --
                                                                  --------        --------
Net mortgage loans..........................................       118,255         116,675
Accrued interest receivable.................................         1,400           1,307
Loan payments in process -- due from parent.................         2,611           5,103
                                                                  --------        --------
     Total assets...........................................      $129,722        $130,074
                                                                  ========        ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Due to parent...............................................      $    610        $    722
Other liabilities...........................................            35              25
                                                                  --------        --------
     Total liabilities......................................           645             747
STOCKHOLDERS' EQUITY
Series A preferred stock -- $25.00 liquidation value,
  2,300,000 shares authorized and issued at December 31,
  1999 and 1998.............................................        57,500          57,500
Common stock -- $1.00 par value, 1,000,000 shares authorized
  and issued at December 31, 1999 and 1998..................         1,000           1,000
Additional paid in capital..................................        70,577          70,827
Retained earnings...........................................            --              --
                                                                  --------        --------
     Total stockholders' equity.............................       129,077         129,327
                                                                  --------        --------
     Total liabilities and stockholders' equity.............      $129,722        $130,074
                                                                  ========        ========

        The accompanying notes are an integral part of these statements.

                          FLAGSTAR CAPITAL CORPORATION
                             STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        FOR THE PERIOD
                                                                                      FROM THE INCEPTION
                                                                                        OF OPERATIONS
                                                                                        (FEBRUARY 24,
                                                                FOR THE YEAR ENDED      1998) THROUGH
                                                                DECEMBER 31, 1999     DECEMBER 31, 1998
                                                                ------------------    ------------------
INTEREST INCOME
  Interest on loans.........................................          $7,508                $6,564
     Less: provision for loan losses........................             250                    --
                                                                      ------                ------
  Net interest income.......................................           7,258                 6,564
EXPENSES
  Advisory fee expense -- paid to parent....................             250                   213
  Other general and administrative expenses.................             143                   109
                                                                      ------                ------
  Total expenses............................................             393                   322
                                                                      ------                ------
NET EARNINGS................................................          $6,865                $6,242
PREFERRED STOCK DIVIDENDS...................................           4,887                 4,149
                                                                      ------                ------
NET EARNINGS AVAILABLE TO COMMON SHARES.....................          $1,978                $2,093
                                                                      ======                ======
EARNINGS PER COMMON SHARE...................................          $ 1.98                $ 2.50
                                                                      ======                ======

        The accompanying notes are an integral part of these statements.

                          FLAGSTAR CAPITAL CORPORATION
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                SERIES A               ADDITIONAL                    TOTAL
                                                PREFERRED    COMMON     PAID IN      RETAINED    STOCKHOLDERS'
                                                  STOCK      STOCK      CAPITAL      EARNINGS       EQUITY
                                                ---------    ------    ----------    --------    -------------
Balance at inception of operations
  (February 24, 1998).......................     $    --     $  --      $    --      $    --       $     --
Initial public offering of Series A
  Preferred Stock...........................      57,500                                             57,500
Issuance of common stock....................                 1,000       70,827                      71,827
Net earnings................................                                           6,242          6,242
Dividends paid on the 8.50% Non Cumulative
  Series A Preferred Shares.................                                          (4,149)        (4,149)
Dividend paid or payable to common
  stockholder ($2.50 per share).............                                          (2,093)        (2,093)
                                                 -------     ------     -------      -------       --------
Balance at December 31, 1998................      57,500     1,000       70,827           --        129,327
Net earnings................................                                           6,865          6,865
Dividends paid on the 8.50% Non Cumulative
  Series A Preferred Shares.................                                          (4,887)        (4,887)
Distributions paid or payable to common
  Stockholder ($2.23 per share).............                               (250)      (1,978)        (2,228)
                                                 -------     ------     -------      -------       --------
Balance at December 31, 1999................     $57,500     $1,000     $70,577      $    --       $129,077
                                                 =======     ======     =======      =======       ========

        The accompanying notes are an integral part of these statements.

                          FLAGSTAR CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      FOR THE PERIOD FROM
                                                                                       THE INCEPTION OF
                                                                                          OPERATIONS
                                                                                      (FEBRUARY 24, 1998)
                                                                FOR THE YEAR ENDED          THROUGH
                                                                DECEMBER 31, 1999      DECEMBER 31, 1998
                                                                ------------------    -------------------
OPERATING ACTIVITIES
Net earnings................................................         $  6,865              $   6,242
Adjustments to reconcile net earnings to net cash provided
  by operating activities
  Provision for loan losses.................................              250                     --
  Increase in accrued interest receivable...................              (93)                (1,307)
  Increase in other liabilities.............................               10                     25
                                                                     --------              ---------
     Net cash provided by operating activities..............            7,032                  4,960
INVESTING ACTIVITIES
  Purchase of mortgage loans................................          (35,530)              (147,233)
  Principal repayments received on mortgage loans...........           36,192                 25,455
                                                                     --------              ---------
     Net cash provided by (used in) investing activities....              662               (121,778)
FINANCING ACTIVITIES
  Sale of common stock......................................               --                 74,954
  Sale of preferred stock...................................               --                 57,500
  Stock issuance costs paid.................................               --                 (3,127)
  Dividends paid to common stockholder......................           (2,340)                (1,371)
  Dividends paid to preferred stockholders..................           (4,887)                (4,149)
                                                                     --------              ---------
     Net cash (used in) provided by financing activities....           (7,227)               123,807
                                                                     --------              ---------
     Net increase in cash...................................              467                  6,989
     Beginning cash.........................................            6,989                     --
                                                                     --------              ---------
     Ending cash............................................         $  7,456              $   6,989
                                                                     ========              =========

        The accompanying notes are an integral part of these statements

                          FLAGSTAR CAPITAL CORPORATION
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF BUSINESS

     Flagstar Capital Corporation (the "Company"), is a wholly-owned operating subsidiary of Flagstar Bank, FSB (the "Bank") a federally chartered stock savings bank, which itself is a wholly-owned subsidiary of Flagstar Bancorp, Inc ("Flagstar") a financial services holding company. The Company is a Michigan corporation, which commenced operations on February 24, 1998. The Company's primary business consists of acquiring, holding, and managing residential mortgage loans.

     On February 24, 1998, the Company offered to the public and sold 2,000,000 shares of the Company's 8.50% noncumulative Series A, $25 liquidation value per share, preferred stock. The sale provided gross proceeds totaling $50.0 million (the "Series A Preferred Shares"). The Company also sold to the Bank, 499,900 shares of the Company's common stock (the "Common Stock"), $1.00 par value, providing proceeds totaling $65.5 million

     On May 24, 1998, in response to the underwriters exercising their over-allotment option, the Company issued an additional 300,000 shares of its Series A Preferred Shares, to the public and 500,000 shares of Common Stock to the Bank, providing additional gross proceeds of $17.0 million. The Bank holds all of the Common Stock. The Series A Preferred Shares are traded on the Nasdaq Stock Market, under the symbol as "FLGSP".

     The Company used the net proceeds raised from the initial public offering of the Series A Preferred Shares and the sale of the Common Stock to the Bank to purchase, from the Bank, the Company's Initial Portfolio of $113.5 million of residential mortgage loans ("Mortgage Loans"), at their estimated fair values.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Mortgage loans:

     Mortgage loans are carried at the principal amount outstanding, net of any purchase discount and premium. The amortization of premiums or discounts is recorded as an adjustment to interest income using a method, which approximates the interest method.

     Non-accrual loans are those loans on which the accrual of interest has ceased. Loans are placed on non-accrual status immediately if, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Interest income on non-accrual loans is recognized only to the extent of cash receipts. However, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

     The Statement of Financial Accounting Standards No. 114, entitled "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), requires that the carrying value of an impaired loan be based on the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price, or the fair value or the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. SFAS 114 applies to all loans except smaller-balance homogeneous consumer loans, loans carried at fair value or the lower of cost or fair value, debt securities and leases. The Company will apply SFAS 114 to non-accrual mortgage loans. In addition, SFAS 114 modifies the accounting for in-substance foreclosures ("ISF"). A collateralized loan is considered an ISF and is reclassified to Assets Acquired as Loan Satisfactions only when the Company has taken physical possession of the collateral regardless of whether

                          FLAGSTAR CAPITAL CORPORATION
                NOTES TO THE FINANCIAL STATEMENTS -- (CONTINUED)

formal foreclosure proceedings have taken place. The Company did not have any non-accrual loans classified as impaired.

     The Statement of Financial Accounting Standards No. 118, entitled "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure" ("SFAS 118"), permits a creditor to use existing methods for recognizing interest revenue on impaired loans. The Company recognizes interest income on impaired loans pursuant to the discussion above for non-accrual loans.

     Allowance for loan losses:

     An allowance for loan losses is provided when a risk of loss is inherent in the credit extension process. An allowance is a general allowance and is based on a periodic review and analysis of the Mortgage Loans. The periodic analysis will include consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio, economic conditions and market conditions, prior loss experience, results of periodic credit reviews of the portfolio, and any guarantees provided by the seller of the loans. The allowance for loan losses is increased by, provisions for losses charged against income and is reduced by charge-offs, net of recoveries. Charge-offs are recorded when, in the judgment of management, an extension of credit is deemed uncollectible, in whole or in part. As of December 31, 1999, the Company had recorded a $250,000 allowance for loan losses. No allowance was recorded as of December 31, 1998.

     Cash:

     The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. At December 31, 1999 and 1998, the Company's cash was held in the custody of the Bank.

     Offering costs:

     Costs incurred in connection with the raising of capital through the sale of preferred stock were recorded as an adjustment to the additional paid in capital of the Company.

     Dividends:

          Preferred stock

     Dividends on the Series A Preferred Shares are non-cumulative. The stock was issued on February 24, 1998. Quarterly dividends are payable on the last day of March, June, September and December at a rate of 8.50% per annum of the initial liquidation preference ($25.00 per share).

          Common stock

     Stockholders are entitled to receive dividends when, and if declared by the Board of Directors out of funds available after the preferred dividends have been paid.

     Earnings per common share:

     Earnings per share are computed by dividing net income after preferred dividends by the weighted average number of commonshares outstanding. There are no dilutive securities, which would require a diluted earnings per share computation. The Company had 1,000,000 weighted average shares outstanding during 1999 and 837,902 weighted average share outstanding during 1998.

                          FLAGSTAR CAPITAL CORPORATION
                NOTES TO THE FINANCIAL STATEMENTS -- (CONTINUED)

     Income taxes:

     The Company has elected for Federal income tax purposes, to be treated as a Real Estate Investment Trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986 (the "Code"), as amended. Accordingly, the Company will not be subject to federal income tax to the extent it distributes its income to shareholders and as long as certain asset, income and stock ownership tests are met in accordance with the Code. As the Company expects to qualify as a REIT for federal income tax purposes, no provision for income taxes is included in the accompanying financial statements.

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recently issued accounting standards

     In June 1997, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective January 1, 2001 for the Company; however, management does not expect this pronouncement to have an impact on the Company's financial position.

NOTE 3 -- MORTGAGE LOANS

     The following reflects the composition of Mortgage Loans at December 31,:

                                       1999           1999           1998           1998
         PRODUCT TYPE                BALANCE       % OF TOTAL      BALANCE       % OF TOTAL
-------------------------------------------------------------    --------------------------
 3 year ARM....................    $ 36,482,000       31.2%      $ 33,634,000       29.1%
 5 year ARM....................      23,861,000       20.4         23,169,000       20.1
 7 year ARM....................      21,293,000       18.2         20,416,000       17.7
                                   --------------------------    --------------------------
  Subtotal ARM.................      81,636,000       69.8         77,219,000       66.9
                                   --------------------------    --------------------------
15 year Fixed..................      13,292,000       11.3         14,533,000       12.6
30 year Fixed..................      22,057,000       18.9         23,628,000       20.5
                                   --------------------------    --------------------------
  Subtotal Fixed...............      35,349,000       30.2         38,161,000       33.1
                                   --------------------------    --------------------------
     Total Mortgage Loans......    $116,985,000      100.0%      $115,380,000      100.0%
                                   ------------      =====       ------------    ==========
  Unamortized premium..........       1,520,000                     1,295,000
  Allowance for loan losses....        (250,000)                      --
                                   ------------                  ------------
     Total.....................    $118,255,000                  $116,675,000
                                   ============                  ============

     Properties collateralizing Mortgage Loans are geographically disbursed throughout the United States. As of December 31, 1999, approximately 22.2% of these properties are located in Michigan (measured by principal balance), and another 21.1% are located in the state of California. No other state contains more than 10% of the properties collateralizing these loans.

                          FLAGSTAR CAPITAL CORPORATION
                NOTES TO THE FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 4 -- RELATED PARTY TRANSACTIONS

     The Company has entered into an Advisory Agreement (the "Advisory Agreement") with the Bank (the "Advisor") requiring an annual payment of $250,000. The Bank provides advice to the Board of Directors and manages the operations of the Company as defined in the Agreement. The Agreement has an initial term of five years commencing on February 24, 1998 and automatically renews for additional five year periods, unless the Company delivers a notice of non-renewal to the Bank as defined in the Advisory Agreement. Advisory fees incurred for the year ended December 31, 1999 and the period ended December 31, 1998 totaled approximately $250,000 and $213,000, respectively.

     The Company also entered into a servicing agreement with the Bank for the servicing of the Mortgage Loans. Pursuant to the servicing agreement, the Bank performs the servicing for the Mortgage Loans, in accordance with normal industry practice. The servicing agreement can be terminated without cause upon a thirty-day advance notice given to the Bank. The servicing fee is 0.375% of the outstanding principal balance of the Mortgage Loans. The servicing fee is withheld by the Bank and netted from interest income proceeds received on the Mortgage Loans.

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

     Certain financial instruments and all non-financial instruments are excluded from the scope of SFAS 107. Accordingly, the fair value disclosures required by SFAS 107 provide only a partial estimate of the fair value of the Company. Fair values among REITs are not comparable due to the wide-range of limited valuation techniques and numerous estimates, which must be made. This lack of an objective valuation standard introduces a great degree of subjectivity to these derived or estimated fair values. Therefore, readers are cautioned in using this information for purposes of evaluating the financial condition of the Company compared with other REITs.

     Mortgage loans

     The fair value of the Company's residential mortgage loans is estimated by comparing values for similar residential mortgages sold in the secondary market.

     At December 31, 1999 and 1998 the estimated fair value of the Mortgage Loans was $115,700,000 and $118,000,000, respectively. Both estimated fair values based on the valuation technique described in the preceding paragraph.

     Assets and liabilities in which fair value approximates carrying value:

     The fair values of certain financial assets and liabilities carried at cost, including cash, accrued interest receivable, loan payments in process-due from parent, due to parent, and other liabilities are considered to approximate their respective carrying value due to their short-term nature and negligible credit losses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

     The persons who are directors and executive officers of the Company are as follows:

                                                                                            DIRECTOR     TERM
NAME                                     AGE         POSITION(S) HELD WITH COMPANY           SINCE      EXPIRES
---------------------------------------------------------------------------------------------------------------
Thomas J. Hammond....................    58     Chairman of the Board and Chief               1997       2002
                                                Executive Officer
Mark T. Hammond......................    34     Vice Chairman of the Board and President      1997       2001
Michael W. Carrie....................    45     Director, Executive Vice President and        1997       2000
                                                Chief Financial Officer
Joan H. Anderson.....................    49     Director and Executive Vice President         1997       2002
Mary Kay McGuire.....................    42     Director and Secretary                        1997       2000

     The independent directors of the Company are as follows:

                                                                                            DIRECTOR     TERM
NAME                                     AGE         POSITION(S) HELD WITH COMPANY           SINCE      EXPIRES
---------------------------------------------------------------------------------------------------------------
Jack Christenson.....................    58     Director                                      1997       2001
Robert W. De Witt....................    58     Director                                      1997       2002

     The following sets forth the business experience and other information for each of the current directors of the Company:

COMPANY DIRECTORS

     THOMAS J. HAMMOND has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since its formation in 1997. Mr. Hammond serves as Chairman of the Board of Directors and Chief Executive Officer of Flagstar Bancorp, Inc, the parent company of Flagstar Bank. Mr. Hammond also serves as the Chairman of the Board of Directors and Chief Executive Officer for the Bank. Mr. Hammond founded the Bank in 1987.

     MARK T. HAMMOND has been Vice-Chairman of the Board of Directors and President of the Company since its formation in 1997. Mr. Hammond serves as Vice-Chairman of the Board of Directors and President of Flagstar Bancorp, Inc, the parent company of Flagstar Bank. Mr. Hammond also serves as Vice-Chairman of the Board of Directors and President of the Bank. Mr. Hammond has been employed by the Bank since 1987. Mr. Hammond is the son of Thomas J. Hammond.

     JOAN H. ANDERSON has been a Director and an Executive Vice President since the Company's formation in 1997. Ms. Anderson serves as a Director of Flagstar Bancorp, Inc, the parent company of Flagstar Bank. She is also an Executive Vice-President of the Bank and Flagstar. Mrs. Anderson has been employed by the Bank since 1987.

     MICHAEL W. CARRIE has served as Director, Executive Vice-President, and Chief Financial Officer since the Company's formation in 1997. Mr. Carrie serves as a Director of Flagstar Bancorp, Inc, the parent company of Flagstar Bank. Mr. Carrie also serves as the Executive Vice-President and Chief Financial Officer of Flagstar and the Bank. Mr. Carrie has been employed by the Bank since 1993.

     MARY KAY MCGUIRE has served as Director and Secretary of the Company since its formation in 1997. Ms. McGuire also serves as Director, Senior Vice President, and Secretary of the Bank. She also serves as Senior Vice President and Secretary of Flagstar Bancorp. Ms. McGuire has been employed by the Flagstar Bank since 1987.

INDEPENDENT DIRECTORS

     The Company's Certificate of Designation establishing the Series A Preferred Shares requires that, so long as any Series A Preferred Shares are outstanding, certain actions by the Company be approved by a majority of the Independent Directors of the Company. Messrs. Christenson and DeWitt are the Company's Independent Directors. For as long as there are only two Independent Directors, any action that requires the approval of a majority of Independent Directors must be approved by both Independent Directors. Additionally, the audit committee is comprised of the independent directors.

     If at any time the Company fails to declare and pay a quarterly dividend on the Series A Preferred Shares, the number of directors constituting the Board of Directors of the Company will be increased by two at the Company's next annual meeting. The holders of Series A Preferred Shares, voting together with the holders of any other outstanding series of Preferred Stock as a single class, will be entitled to elect the two additional directors to serve on the Company's Board of Directors. Any member of the Board of Directors elected by holders of the Company's Preferred Stock will be deemed to be an Independent Director for purposes of the actions requiring the approval of a majority of the Independent Directors.

     The following sets forth the business experience and other information for each of the Independent Directors of the Company.

     JACK CHRISTENSON has served as a Director since 1997. He is the President and owner of Jack Christenson, Inc., a residential brokerage company that is based in Troy, Michigan. Jack Christenson, Inc. was founded in 1982, and is one of the largest brokerage companies in Michigan. Mr. Christenson has over 21 years experience in the real estate brokerage business and has been a member of various real estate associations as well as a general partner of a former real estate investment trust.

     ROBERT W. DEWITT has served as a Director since 1997. He is the President and owner of DeWitt Building Co., Inc., a residential and commercial building company based in Lathrup Village, Michigan founded in 1979. Mr. DeWitt has over 31 years experience in the construction business and has held various positions on local and state boards of construction associations. Mr. DeWitt was founder and served as a director for four years of American Building Traders, Inc., which provides curriculum for job training utilizing adult education programs. He has been the director, for the last five years, of Contract Assistance Program, an entity co-funded by the State of Michigan, which trains business contractors and minority contractors.

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

     The Bank administers the day-to-day operations of the Company and is entitled to receive fees in connection with the Advisory Agreement. Advisory fees paid to parent for the year ended December 31, 1999 and period ended December 31, 1998, totaled $250,000 and $213,000, respectively.

     The Bank services the Mortgage Loans included in the Company's portfolio and is entitled to receive fees in connection with the Servicing Agreement.

     The Company's cash balance of approximately $7.5 million as of December 31, 1999 and $7.0 million as of December 31, 1998 is held in a demand deposit account with the Bank.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following financial statements of the Company are included in
            Item 8 of this report:

            Report of Independent Certified Public Accountants
            Balance Sheets at December 31, 1999 and 1998
            Statements of Earnings for the year ended December 31, 1999 and the period from inception of operations (February 24, 1998) through December 31, 1998
            Statements of Stockholders' Equity for the year ended December 31,
              1999 and the period from inception of operations (February 24, 1998) through December 31, 1998
            Statements of Cash Flows for the year ended December 31, 1999 and the period from inception of operations (February 24, 1998) through December 31, 1998
            Notes to Financial Statements

     (a)(2) All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable therefore have been omitted.

     (a)(3) Exhibits:

            *27 Financial Data Schedule

     (b) No reports on Form 8-K were issued during the three months ended December 31, 1999.
---------------
* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant as duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FLAGSTAR CAPITAL CORPORATION

Date: March 21, 2000                             /s/ THOMAS J. HAMMOND
                                          --------------------------------------
                                                    Thomas J. Hammond
                                                Chairman of the Board and
                                                 Chief Executive Officer
                                                (Duly Authorized Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 2000.

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