Form 10-Q
period 2000-03-31
FLAGSTAR CAPITAL CORP
filed 2000-05-12
CIK 1051818

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File No.:     000-23821
                    ---------------


                          FLAGSTAR CAPITAL CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              MICHIGAN                                        38-3386801
  ---------------------------------                       -------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)


 2600 TELEGRAPH ROAD, BLOOMFIELD HILLS, MICHIGAN              48302-0953
 -----------------------------------------------              ----------
     (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (248) 338-7700
                                                   ------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days. Yes  X    No    .
                                                  ---      ---
         As of May 10, 2000, 1,000,000 shares of the registrant's Common Stock, $1.00 par value, were issued and outstanding and 2,300,000 shares of the registrant's Series A Preferred Shares, $25.00 par value, were issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed financial statements of the Registrant are as follows:

         Statement of Financial Condition - March 31, 2000 and December 31, 1999

         Statement of Earnings - For the three months ended March 31, 2000 and March 31, 1999

         Statement of Cash Flows - For the three months ended March 31, 2000 and March 31, 1999

         Condensed Notes to Financial Statements.

                          FLAGSTAR CAPITAL CORPORATION
                        STATEMENT OF FINANCIAL CONDITION
                                 (IN THOUSANDS)


                                                              MARCH 31,  DECEMBER 31,
ASSETS                                                          2000        1999
                                                             ----------  -----------
Cash and cash equivalents                                    $  12,030    $   7,456
   Mortgage loans                                              115,157      118,505
   Less: allowance for loan losses                                (250)        (250)
                                                             ---------    ---------
Net mortgage loans                                             114,907      118,255
Accrued interest receivable                                      1,412        1,400
Other assets                                                     1,197        2,611
                                                             ---------    ---------
        Total assets                                         $ 129,546    $ 129,722
                                                             =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Due to parent                                                $     439    $     610
Other liabilities                                                   30           35
                                                             ---------    ---------
               Total liabilities                                   469          645
STOCKHOLDERS' EQUITY
Series A Preferred Stock - $25.00 liquidation value,
    2,300,000 shares authorized and issued at December 31,
    1999 and March 31, 2000                                     57,500       57,500

Common stock - $1.00 par value, 1,000,000 shares
    authorized and issued December 31, 1999 and
    March 31, 2000                                               1,000        1,000
Additional paid in capital                                      70,577       70,577
Retained earnings                                                   --           --
                                                             ---------    ---------
               Total stockholders' equity                      129,077      129,077
                                                             ---------    ---------
        Total liabilities and stockholders' equity           $ 129,546    $ 129,722
                                                             =========    =========
















        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          FLAGSTAR CAPITAL CORPORATION
                              STATEMENT OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            FOR THE QUARTER     FOR THE QUARTER
                                                             ENDED MARCH 31,    ENDED MARCH 31,
                                                                 2000                1999
                                                           ----------------     ---------------
INCOME
 Interest on loans                                          $      1,764           $     1,880
EXPENSES
 Advisory fee expense - paid to parent                                63                    63
 General and administrative expenses                                  41                    39
                                                            ------------           -----------
 Total expenses                                                      104                   102
                                                            ------------           -----------
NET EARNINGS                                                $      1,660           $     1,778
                                                            ============           ===========

PREFERRED STOCK DIVIDENDS                                   $      1,222           $     1,222
                                                            ============           ===========

NET EARNINGS AVAILABLE TO COMMON SHARES                     $        438           $       556
                                                            ============           ===========

EARNINGS PER COMMON SHARE - BASIC                           $       0.44           $      0.56
                                                            ============           ===========

EARNINGS PER COMMON SHARE - DILUTED                         $       0.44           $      0.56
                                                            ============           ===========














        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          FLAGSTAR CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                 FOR THE QUARTER           FOR THE QUARTER
                                                                                 ENDED MARCH 31,           ENDED MARCH 31,
                                                                                     2000                        1999
                                                                                ----------------           ---------------
OPERATING ACTIVITIES
    Net earnings                                                                     $  1,660                $  1,778
    Adjustments to reconcile net earnings to net cash provided by operating
       Activities
      (Increase) decrease in accrued interest receivable                                  (12)                     86
      Decrease in liabilities                                                              (5)                     --
                                                                                     --------                --------
          Net cash  provided by operating activities                                    1,643                   1,864
INVESTING ACTIVITIES
      Principal repayments received on mortgage loans                                   4,762                  12,172
                                                                                     --------                --------
          Net cash provided by investing activities                                     4,762                  12,172
FINANCING ACTIVITIES
      Dividends paid to common stockholders                                              (609)                   (722)
      Dividends paid to preferred stockholders                                         (1,222)                 (1,222)
                                                                                     --------                --------
          Net cash used in financing activities                                        (1,831)                 (1,944)
                                                                                     --------                --------
Net increase in cash and cash equivalents                                               4,574                  12,092
Beginning cash and cash equivalents                                                     7,456                   6,989
                                                                                     --------                --------
Ending cash and cash equivalents                                                     $ 12,030                $ 19,081
                                                                                     ========                ========






        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          FLAGSTAR CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS

Flagstar Capital Corporation (the "Company") is an operating subsidiary of Flagstar Bank, FSB (the "Bank"), a federally chartered stock savings bank founded in 1987. The primary business of the Company is to acquire, hold, and manage residential mortgage loans that will generate net earnings that can be distributed to stockholders.

NOTE 3. - BASIS OF PRESENTATION

The accompanying consolidated unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit, the results of operations for the interim period herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The principal business of the Company is to acquire, hold, and manage residential mortgage loans that will generate net earnings that can be distributed to stockholders. The Company intends to acquire all its mortgage loans from the Bank.

RESULTS OF OPERATION

The Company reported net earnings for the quarter ended March 31, 2000 of $1.7 million. Interest income from loans was $1.8 million, which was offset by $41,000 in administrative expenses, and $63,000 in advisory fees. The reported net earnings for the quarter ended March 31, 1999 were $1.8 million. Interest income from loans was $1.9 million, which was offset by $39,000 in administrative expenses, and $62,000 in advisory fees during the 1999 period.

The Company reported net earnings per common share of $ 0.44 for the quarter ended March 31, 2000 and $0.56 for the quarter ended March 31, 1999.

During the quarters ended March 31, 2000 and 1999, the Company declared and paid $1,222,000 in preferred stock dividends.

The Company declared and paid or accrued common stock distributions of $438,000 and $556,000 for the three months ended March 31, 2000 and 1999, respectively.

MORTGAGE LOANS

The Company's residential mortgage loans ("Mortgage Loans") consist of adjustable rate mortgages ("ARMs"), and fixed rate mortgages ("FRM's"). Reinvestments made in Mortgage Loans will be initiated in a manner to maintain the original composition of approximately 70% ARMs and 30% FRMs. All Mortgage Loans are expected to be purchased from the Bank.

The following table gives a breakdown of the Mortgage Loans at March 31, 2000.


                                       Principal       Average         Interest
Product Type           Loans            Balance        Balance           Rate      WAM       WARM       % of Total
------------------------------------------------------------------------------------------------------------------
  3 year ARM            135        $   35,907,000     $  265,976         6.733%        360       336          31.3

  5 year ARM             87            23,056,000        265,019         6.843         360       336          20.3

  7 year ARM             85            20,860,000        245,410         6.896         360       337          18.4

15 year Fixed           141            12,435,000         88,191         6.500         180       156          11.0

30 year Fixed           170            21,577,000        126,923         6.934         360       335          19.0
                     ---------------------------------------------------------------------------------------------
       Total            618        $  113,835,000     $  184,199         6.798%        340       316         100.0%
                     =============================================================================================

ALLOWANCE FOR LOAN LOSSES

The Company had a recorded an $250,000 allowance for loan losses at December 31, 1999 and did not record any additional allowance at March 31, 2000. Management has based the allowance on assessments of relevant factors including the types and amount of delinquent loans, historical and anticipated loss experience on such types of loans experienced by the Bank, and current and projected economic conditions. Management is of the opinion that the allowance for loan losses is adequate to meet potential losses in the portfolio. The Company had certain representations and warranties from the Bank that were related to the performance of the Mortgage Loans. The Company's delinquent loans were limited to one mortgage loan for $256,689, or 0.21% of the portfolio, which was 30 days delinquent at December 31, 1999 and did not have any delinquent loans at March 31, 2000.

The Bank, in its role as Advisor, has implemented internal asset review systems to provide for early detection of problem assets. Although this system will not eliminate future losses due to unanticipated declines in the real estate market or economic downturns, it should provide for timely identification of any losses created from Mortgage Loans.


                     ACTIVITY WITHIN THE ALLOWANCE FOR LOAN LOSSES
              -----------------------------------------------------------------
               Balance,  January 1, 2000                         $ 250,000
                 Provision for loan losses                               -
                 Charge-offs, net of recoveries                          -
                                                                 ---------

               Balance,  March 31, 2000                          $ 250,000
                                                                 =========

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

For the quarters ended March 31, 2000 and 1999, the Company received repayments of principal from mortgage loans totaling approximately $4.8 million and $12.2 million, respectively.

The Company does not anticipate any material capital expenditures other than for the acquisition of additional residential mortgage loans.

OTHER MATTERS

As of March 31, 2000, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provision of the Internal Revenue Code (the "Code"). The Company calculates that:

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

The Company also met all REIT requirements regarding the ownership of its common and preferred stocks and anticipates meeting the 2000 annual distribution and administrative requirements.


ITEM 3.  MARKET RISK

The Company considers that its primary business objective is to ensure the availability of sufficient cash flows to meet the obligations mandated by the Series A Preferred Shares. In managing its investments, the Company accepts a certain credit risk posture and assumes some interest rate risk.

Interest rate risk generally refers to the potential volatility in net interest income resulting from changes in interest rates. The Company's risk occurs when it must replace amortized principal balances with new Mortgage Loans. These new Mortgage Loans are chosen in a manner to maintain an interest rate risk posture similar to the initial portfolio of Mortgage Loans. The Company must monitor the ratio of fixed costs (the Series A Preferred Shares' dividends, advisory fees, and servicing costs) to the interest income potential of the Mortgage Loans. When, in management's opinion, the coverage ratio is at risk of being depleted, the Company must look to its parent company, the Bank, for support or utilize the investment powers of the Company.

The Company will record higher levels of interest income in a rising interest rate environment and will experience declining interest income during periods of falling interest rates. This happens because the Company's assets reprice while the Series A Preferred Shares have a fixed cost of 8.5%.

At March 31, 2000 the Company had a liquidity coverage ratio (Projected interest income divided by REIT dividends plus Advisory Fees plus Servicing Fees) of 1.51 versus 1.54 at December 31, 1999 and 1.67 at inception.

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


                                  FLAGSTAR CAPITAL CORPORATION



Date: May 10, 2000                /S/ Thomas J. Hammond
                                  ---------------------
                                  Thomas J. Hammond
                                  Chairman of the Board and
                                  Chief Executive Officer
                                  (Duly Authorized Officer)




                                  /S/ Michael W. Carrie
                                  ---------------------
                                  Michael W. Carrie
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                 Exhibit Index


Exhibit No.                   Description
-----------                   -----------
   11                         Computation of Net Earning per Share

   27                         Financial Data Schedule