Form 10-Q
period 2000-06-30
FLAGSTAR CAPITAL CORP
filed 2000-08-11
CIK 1051818

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-23821

FLAGSTAR CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3386801 (I.R.S. Employer Identification No.)

2600 Telegraph Road, Bloomfield Hills, Michigan (Address of principal executive offices)	48302-0953 (Zip Code)

Registrant’s telephone number, including area code:      (248) 338-7700

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X      No     .

      As of August 10, 2000, 1,000,000 shares of the registrant’s Common Stock, $1.00 par value, were issued and outstanding and 2,300,000 shares of the registrant’s Series A Preferred Shares, $25.00 par value, were issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed financial statements of the Registrant are as follows:

      Statement of Financial Condition — June 30, 2000 and December 31, 1999

      Statement of Earnings — For the three and six months ended June 30, 2000 and June 30, 1999

      Statement of Cash Flows — For the three and six months ended June 30, 2000 and June 30, 1999

      Condensed Notes to Financial Statements.

Flagstar Capital Corporation
Statement of Financial Condition
(in thousands)

	June 30,	December 31,
Assets	2000	1999

Cash and cash equivalents	$864	$7,456

Mortgage loans	122,722	118,505

Less: allowance for loan losses	(250)	(250)

Net mortgage loans	122,472	118,255

Accrued interest receivable	2,263	1,400

Other assets	4,048	2,611

Total assets	$129,647	$129,722

Liabilities and Stockholders’ Equity

Liabilities

Due to parent	$535	$610

Other liabilities	35	35

Total liabilities	570	645

Stockholders’ Equity

Series A Preferred Stock — $25.00 liquidation value, 2,300,000 shares authorized and issued at December 31, 1999 and June 30, 2000	57,500	57,500

Common stock — $1.00 par value, 1,000,000 shares authorized and issued at December 31, 1999 and June 30, 2000	1,000	1,000

Additional paid in capital	70,577	70,577

Retained earnings	—	—

Total stockholders’ equity	129,077	129,077

Total liabilities and stockholders’ equity	$129,647	$129,722

The accompanying notes are an integral part of these statements.

Flagstar Capital Corporation
Statement of Earnings
(in thousands, except per share data)

	For the	For the	For the six	For the six
	quarter	quarter	months	months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2000	1999	2000	1999

Income

Interest on loans	$1,858	$1,731	$3,621	$3,611

Expenses

Advisory fee expense — paid to parent	63	63	125	125

General and administrative expenses	38	42	79	82

Total expenses	101	105	204	207

Net earnings	$1,757	$1,626	$3,417	$3,404

Preferred stock dividends	$1,222	$1,222	$2,444	$2,444

Net earnings available to common shares	$535	$404	$973	960

Earnings per common share — basic	$0.53	$0.40	$0.97	$0.96

Earnings per common share — diluted	$0.53	$0.40	$0.97	$0.96

The accompanying notes are an integral part of these statements.

Flagstar Capital Corporation
Statements of Cash Flows
(in thousands)

	For the six	For the six
	months ended	months ended
	June 30,	June 30,
	2000	1999

Operating Activities

Net earnings	$3,417	$3,404

Adjustments to reconcile net earnings to net cash provided by Operating activities (Increase) decrease in accrued interest receivable	(863)	27

Decrease in liabilities	—	(1)

Net cash provided by operating activities	2,554	3,430

Investing Activities

Purchase of mortgage loans	(12,215)	(25,009)

Principal repayments received on mortgage loans	6,561	23,118

Net cash used in investing activities	(5,654)	(1,891)

Financing Activities

Dividends paid to common stockholders	(1,048)	(1,276)

Dividends paid to preferred stockholders	(2,444)	(2,444)

Net cash used in financing activities	(3,492)	(3,720)

Net decrease in cash and cash equivalents	(6,592)	(2,181)

Beginning cash and cash equivalents	7,456	6,989

Ending cash and cash equivalents	$864	$4,808

The accompanying notes are an integral part of these statements.

Flagstar Capital Corporation
Notes to Consolidated Financial Statements

Note 1 — Nature of Business

Flagstar Capital Corporation (the “Company”) is an operating subsidiary of Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. The primary business of the Company is to acquire, hold, and manage residential mortgage loans that will generate net earnings that can be distributed to stockholders. The Company has elected to be treated as a Real Estate Investment Trust (“REIT”) for federal tax purposes and must satisfy various requirements as discussed herein.

Note 3. — Basis of Presentation

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The principal business of the Company is to acquire, hold, and manage residential mortgage loans that will generate net earnings that can be distributed to stockholders. The Company intends to acquire all its mortgage loans from the Bank.

Results of Operation

The Company reported net earnings for the quarter ended June 30, 2000 of $1.7 million. Interest income from loans was $1.8 million, which was offset by $38,000 in administrative expenses and $63,000 in advisory fees. The reported net earnings for the quarter ended June 30, 1999 were $1.6 million. Interest income from loans was $1.7 million, which was offset by $38,000 in administrative expenses and $63,000 in advisory fees during the 1999 period.

The Company reported net earnings of $3.4 million for the six months ended June 30, 2000. Interest income from loans was $3.6 million, which was offset by $79,000 in administrative expenses and $125,000 in advisory fees. For the six months ended June 30, 1999, the Company also reported $3.4 in net earnings. Interest income from loans was $3.6 million, which was offset by $82,000 in administrative expenses and $125,000 in advisory fees.

The Company reported net earnings per common share of $ 0.53 for the quarter ended June 30, 2000 and $0.40 for the quarter ended June 30, 1999. For the six months ended June 30, 2000 and 1999, the Company reported net earnings per common share of $0.97 and $0.96, respectively.

Results of Operation con’t

During the quarters ended June 30, 2000 and 1999, the Company declared and paid $1,222,000 in preferred stock dividends. For the six months ended June 30, 2000 and 1999, the Company declared and paid $2,444,000 in preferred stock dividends.

The Company declared and paid or accrued common stock distributions of $535,000 and $404,000 for the quarters ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, the Company declared and paid or accrued common stock distributions of $973,000 and $960,000, respectively.

Mortgage Loans

The Company’s residential mortgage loans (“Mortgage Loans”) consist of adjustable rate mortgages (“ARMs”), and fixed rate mortgages (“FRM’s”). Reinvestments made in Mortgage Loans will be initiated in a manner to maintain the original composition of approximately 70% ARMs and 30% FRMs. All Mortgage Loans are expected to be purchased from the Bank.

The following table gives a breakdown of the Mortgage Loans at June 30, 2000.

		Principal	Average	Interest
Product Type	Loans	Balance	Balance	Rate	WAM	WARM	% of Total

3 year ARM	140	$35,760,000	$255,427	6.963%	360	335	29.4

5 year ARM	103	25,593,000	248,480	6.861	360	335	21.5

7 year ARM	100	23,423,000	234,229	6.924	360	336	19.3

15 year Fixed	137	11,877,000	86,693	6.501	180	153	9.8

30 year Fixed	190	24,927,000	131,192	6.974	360	335	20.0

Total	670	$121,580,000	$181,462	6.891%	342	317	100.0%

Allowance for Loan Losses

The Company had a $250,000 allowance for loan losses at December 31, 1999 and did not record any additional allowance for the six months ended June 30, 2000. Management has based the allowance on assessments of relevant factors including the types and amount of delinquent loans, historical and anticipated loss experience on such types of loans experienced by the Bank, and current and projected economic conditions. Management is of the opinion that the allowance for loan losses is adequate to meet potential losses in the portfolio. The Company had certain representations and warranties from the Bank that were related to the performance of the Mortgage Loans. The Company’s delinquent loans were limited to one mortgage loan for $256,689, or 0.21% of the portfolio, which was 30 days delinquent at December 31, 1999. Delinquent loans at June 30, 2000 consisted of two mortgage loans, one loan for $61,925, or 0.05% of the portfolio, which was 60 days delinquent and another loan for $244,295, or 0.20% of the portfolio, which was 30 days delinquent.

The Bank, in its role as Advisor, has implemented internal asset review systems to provide for early detection of problem assets. Although this system will not eliminate future losses due to unanticipated declines in the real estate market or economic downturns, it should provide for timely identification of any losses created from Mortgage Loans.

Activity within the Allowance for Loan Losses

Balance, January 1, 2000	$250,000

Provision for loan losses	—

Charge-offs, net of recoveries	—

Balance, June 30, 2000	$250,000

Liquidity

The objective of maintaining liquidity within the Company is to ensure the availability of sufficient cash flows to meet all of the Company’s financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT as discussed below in Other Matters.

The Company’s principal liquidity needs are to maintain the current portfolio size through the acquisition of additional Mortgage Loans as Mortgage Loans currently in the portfolio mature, or prepay, and to pay dividends on the Series A Preferred Shares and common stock. The acquisition of additional Mortgage Loans is intended to be funded with the proceeds obtained from the repayment of principal balances by individual borrowers.

During May 2000, the Company purchased from the Bank $12.2 million in principal balance of residential mortgage loans at a purchase price of $12.3 million, their estimated fair value.

For the quarters ended June 30, 2000 and 1999, the Company received repayments of principal from mortgage loans totaling approximately $1.8 million and $10.9 million, respectively. For the six months ended June 30, 2000 and 1999, the Company received principal repayments from mortgage loans totaling approximately $6.6 million and $23.1 million, respectively.

The Company does not anticipate any material capital expenditures other than for the acquisition of additional Mortgage Loans.

OTHER MATTERS

As of June 30, 2000, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provision of the Internal Revenue Code (the “Code”). The Company calculates that:

•	its Qualified REIT Assets, as defined in the Code, are approximately 100% of its total assets, as compared to the federal tax requirements that at least 75% of its total assets must be Qualified REIT Assets.

•	100% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.

•	none of the revenue was subject to the 30% income limitation under the REIT rules.

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

Interest rate risk generally refers to the potential volatility in net interest income resulting from changes in interest rates. The Company’s risk occurs when it must replace amortized principal balances with new Mortgage Loans. These new Mortgage Loans are chosen in a manner to maintain an interest rate risk posture similar to the initial portfolio of Mortgage Loans. The Company must monitor the ratio of fixed costs (the Series A Preferred Shares’ dividends, advisory fees, and servicing costs) to the interest income potential of the Mortgage Loans. When, in management’s opinion, the coverage ratio is at risk of being depleted, the Company must look to its parent company, the Bank, for support or utilize the investment powers of the Company.

The Company will record higher levels of interest income in a rising interest rate environment and will experience declining interest income during periods of falling interest rates. This happens because the Company’s assets reprice while the Series A Preferred Shares have a fixed cost of 8.5%.

At June 30, 2000 the Company had a liquidity coverage ratio (Projected interest income divided by REIT dividends plus Advisory Fees plus Servicing Fees) of 1.58 versus 1.54 at December 31, 1999 and 1.67 at inception (February 28, 1998).

PART II — OTHER INFORMATION

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

FLAGSTAR CAPITAL CORPORATION

Date: August 10, 2000	/S/ Thomas J. Hammond Thomas J. Hammond Chairman of the Board and Chief Executive Officer (Duly Authorized Officer)

/S/ Michael W. Carrie Michael W. Carrie Executive Vice President (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

11	Flagstar Capital Corporation Computation of Net Earnings per Share (In thousands, except per share data)

27	Financial Data Schedule