Form 10-Q
period 2000-09-30
FLAGSTAR CAPITAL CORP
filed 2000-11-13
CIK 1051818

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Mark One
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.:  000-23821

FLAGSTAR CAPITAL CORPORATION (Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3386801 (I.R.S. Employer Identification No.)

5151 Corporate Drive, Troy Michigan (Address of principal executive offices)	48098-2639 (Zip Code)

Registrant’s telephone number, including area code:   (248) 312-2000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes        No .

      As of November 10, 2000, 1,000,000 shares of the registrant’s Common Stock, $1.00 par value, were issued and outstanding and 2,300,000 shares of the registrant’s Series A Preferred Shares, $25.00 par value, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed financial statements of the Registrant are as follows:

Statement of Financial Condition — September 30, 2000 and December 31, 1999

Statement of Earnings — For the three and nine months ended September 30, 2000 and September 30, 1999

Statement of Cash Flows — For the three and nine months ended September 30, 2000 and September 30, 1999

Condensed Notes to Financial Statements.

Flagstar Capital Corporation

Statement of Financial Condition
(in thousands)

	September 30,	December 31,
Assets	2000	1999
Cash and cash equivalents	$9,849	$7,456

Mortgage loans	117,608	118,505

Less: allowance for loan losses	(250)	(250)

Net mortgage loans	117,358	118,255

Accrued interest receivable	1,492	1,400

Other assets	1,106	2,611

Total assets	$129,805	$129,722

Liabilities and Stockholders’ Equity

Liabilities

Due to parent	$692	$610

Other liabilities	36	35

Total liabilities	728	645

Stockholders’ Equity

Series A Preferred Stock — $25.00 liquidation value, 2,300,000 shares authorized and issued at December 31, 1999 and September 30, 2000	57,500	57,500

Common stock — $1.00 par value, 1,000,000 shares authorized and issued at December 31, 1999 and September 30, 2000	1,000	1,000

Additional paid in capital	70,577	70,577

Retained earnings	—	—

Total stockholders’ equity	129,077	129,077

Total liabilities and stockholders’ equity	$129,805	$129,722

The accompanying notes are an integral part of these statements.

Flagstar Capital Corporation

Statement of Earnings
(in thousands, except per share data)

	For the	For the	For the	For the
	quarter	quarter	nine months	nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2000	1999	2000	1999

Income

Interest on loans	$2,007	$1,974	$5,628	$5,585

Expenses

Advisory fee expense — paid to parent	63	63	188	187

General and administrative expenses	30	31	109	114

Total expenses	93	94	297	301

Net earnings	$1,914	$1,880	$5,331	$5,284

Preferred stock dividends	$1,222	$1,222	$3,666	$3,666

Net earnings available to common shares	$692	$658	$1,665	$1,618

Earnings per common share	$0.69	$0.66	$1.66	$1.62

The accompanying notes are an integral part of these statements.

Flagstar Capital Corporation

Statements of Cash Flows
(in thousands)

	For the nine	For the nine
	months ended	months ended
	September 30,	September 30,
	2000	1999

Operating Activities

Net earnings	$5,331	$5,284

Adjustments to reconcile net earnings to net cash provided by Operating activities (Increase) in accrued interest receivable	(92)	(26)

Decrease in liabilities	2	7

Net cash provided by operating activities	5,241	5,265

Investing Activities

Purchase of mortgage loans	(12,215)	(25,009)

Principal repayments received on mortgage loans	14,616	30,699

Net cash provided by investing activities	2,401	5,690

Financing Activities

Dividends paid to common stockholders	(1,583)	(1,682)

Dividends paid to preferred stockholders	(3,666)	(3,666)

Net cash used in financing activities	(5,249)	(5,348)

Net increase in cash and cash equivalents	2,393	5,607

Beginning cash and cash equivalents	7,456	6,989

Ending cash and cash equivalents	9,849	$12,596

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

Results of Operation

The Company reported net earnings for the quarter ended September 30, 2000 of $1.9 million. Interest income from loans was $2.0 million, which was offset by $30,000 in administrative expenses and $63,000 in advisory fees. The reported net earnings for the quarter ended September 30, 1999 were $1.9 million. Interest income from loans was $2.0 million, which was offset by $31,000 in administrative expenses and $63,000 in advisory fees during the 1999 period.

The Company reported net earnings of $5.3 million for the nine months ended September 30, 2000. Interest income from loans was $5.6 million, which was offset by $109,000 in administrative expenses and $188,000 in advisory fees. For the nine months ended September 30, 1999, the Company also reported $5.3 in net earnings. Interest income from loans was $5.6 million, which was offset by $114,000 in administrative expenses and $187,000 in advisory fees.

The Company reported net earnings per common share of $ 0.69 for the quarter ended September 30, 2000 and $0.66 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, the Company reported net earnings per common share of $1.66 and $1.62, respectively.

Results of Operation con’t

During the quarters ended September 30, 2000 and 1999, the Company declared and paid $1,222,000 in preferred stock dividends. For the nine months ended September 30, 2000 and 1999, the Company declared and paid $3,666,000 in preferred stock dividends.

The Company declared and paid or accrued common stock distributions of $692,000 and $658,000 for the quarters ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, the Company declared and paid or accrued common stock distributions of $1,665,000 and $1,618,000, respectively.

Mortgage Loans

The Company’s residential mortgage loans (“Mortgage Loans”) consist of adjustable rate mortgages (“ARMs”), and fixed rate mortgages (“FRM’s”). Reinvestments made in Mortgage Loans will be initiated in a manner to maintain the original composition of approximately 70% ARMs and 30% FRMs. All Mortgage Loans are expected to be purchased from the Bank.

The following table gives a breakdown of the Mortgage Loans at September 30, 2000.

		Principal	Average	Interest
Product Type	Loans	Balance	Balance	Rate	WAM	WARM	% of Total

3 year ARM	128	$32,848,000	$256,629	7.339%	360	332	28.2

5 year ARM	99	24,506,000	247,535	6.865	360	332	21.0

7 year ARM	99	23,250,000	234,842	6.924	360	333	19.9

15 year Fixed	134	11,374,000	84,881	6.501	180	150	9.8

30 year Fixed	188	24,529,000	130,475	6.977	360	333	21.1

Total	648	$116,507,000	$179,795	6.998%	342	315	100.0%

Allowance for Loan Losses

The Company had a $250,000 allowance for loan losses at December 31, 1999 and did not record any additional allowance for the nine months ended September 30, 2000. The allowance for losses as a percentage non-performing loans was 46.5% at September 30, 2000. Management has based the allowance on assessments of relevant factors including the types and amount of delinquent loans, historical and anticipated loss experience on such types of loans experienced by the Bank, and current and projected economic conditions. Management is of the opinion that the allowance for loan losses is adequate to meet potential losses in the portfolio. The Company had certain representations and warranties from the Bank that were related to the performance of the Mortgage Loans. The Company’s delinquent loans were limited to one mortgage loan for $256,689, or 0.21% of the portfolio, which was 30 days delinquent at December 31, 1999. At September 30, 2000 the Company had three non-performing loans which totaled $537,474 or 0.46% of the total loan portfolio and one loan for $243,707, or 0.21% of the portfolio, which was 30 days delinquent.

The Bank, in its role as Advisor, has implemented internal asset review systems to provide for early detection of problem assets. Although this system will not eliminate future losses due to unanticipated declines in the real estate market or economic downturns, it should provide for timely identification of any losses created from Mortgage Loans.

Activity within the Allowance for Loan Losses

Balance, January 1, 2000	$250,000

Provision for loan losses	—

Charge-offs, net of recoveries	—

Balance, September 30, 2000	$250,000

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

For the quarters ended September 30, 2000 and 1999, the Company received repayments of principal from mortgage loans totaling approximately $8.0 million and $7.6 million, respectively. For the nine months ended September 30, 2000 and 1999, the Company received principal repayments from mortgage loans totaling approximately $14.6 million and $30.7 million, respectively.

The Company does not anticipate any material capital expenditures other than for the acquisition of additional Mortgage Loans.

OTHER MATTERS

As of September 30, 2000, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provision of the Internal Revenue Code (the “Code”). The Company calculates that:

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

At September 30, 2000 the Company had a liquidity coverage ratio (Projected interest income divided by REIT dividends plus Advisory Fees plus Servicing Fees) of 1.55 versus 1.54 at December 31, 1999 and 1.67 at inception (February 28, 1998).

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

FLAGSTAR CAPITAL CORPORATION

Date: November 10, 2000	/S/ Thomas J. Hammond Thomas J. Hammond Chairman of the Board and Chief Executive Officer (Duly Authorized Officer)

/S/ Michael W. Carrie Michael W. Carrie Executive Vice President (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

11 27	Computation of Net Earnings per Share Financial Data Schedule