Form 10-K405
period 2000-12-31
FLAGSTAR CAPITAL CORP
filed 2001-04-02
CIK 1051818

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Mark One

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2000

OR
n
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 0-22353

FLAGSTAR CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Michigan	38-3386801
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

5151 Corporate Drive, Troy, Michigan	48098-2639
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(248) 312-2000

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

     As of March 22, 2001, 1,000,000 shares of the registrant’s Common Stock, $1.00 par value, were issued and outstanding and 2,300,000 shares of the registrant’s Series A Preferred Shares, $25.00 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     NONE.

      When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, or similar expressions are intended to identify “forward looking statement” within the meaning of the Private Securities Litigation Reform Act of 1996.

      The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected.

      The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PART I

ITEM 1:  BUSINESS

General

      Flagstar Capital Corporation (the “Company”) was incorporated in Michigan in June 1995 and remained dormant until reorganized in December 1997. The Company was formed by Flagstar Bank (the “Bank”), a federally chartered savings bank, to provide the Bank and its parent holding company and sole stockholder, Flagstar Bancorp, Inc. (“Flagstar”), with a means of raising capital for bank regulatory purposes in a cost-effective manner.

      The principal business of the Company is to acquire and hold residential mortgage loans (“Mortgage Loans”) that will generate net income for distribution to stockholders. The Company intends to acquire all its Mortgage Loans from the Bank, consisting of whole loans secured by first mortgages on single-family residential real estate properties. The residential mortgage loans consist of Adjustable Rate Mortgages (“ARMs”) and Fixed Rate Mortgages (“FRM’s”).

      On February 24, 1998, the Company offered to the public and sold 2,000,000 shares of the Company’s 8.50%, noncumulative, Series A Preferred Shares, $25 par value per share, providing gross proceeds totaling $50.0 million (the “Series A Preferred Shares”), and sold to the Bank, 499,900 shares of the Company’s common stock, $1.00 par value providing proceeds totaling $65.5 million (the “Common Stock”).

      On May 24, 1998, in response to the underwriters exercising their over-allotment option, the Company issued an additional 300,000 shares of its Series A Preferred Shares, to the public and 500,000 shares of Common Stock to the Bank, providing additional gross proceeds totaling $17.0 million. The Bank owns all shares of common stock. The Series A Preferred Shares are traded on the Nasdaq Stock Market, under the symbol “FLGSP”.

      The Company used the net proceeds raised from the initial public offering of the Series A Preferred Shares and the sale of the Common Stock to the Bank to purchase from the Bank the Company’s initial portfolio of $113.5 million of Mortgage Loans (“Initial Portfolio”). The Company’s Initial Portfolio consisted of ARMs and FRM’s. Reinvestments made in Mortgage Loans have been and will continue to be made with a composition of Mortgage Loans that will allow the Company to maintain the original composition of approximately 70% ARMs and 30% FRM’s. Mortgage Loans are purchased from the Bank on a fair value basis.

      In order to preserve its status as a real estate investment trust (“REIT”) under the Internal Revenue Service Code (“Code”), the Company must distribute annually at least 95% of its “REIT taxable income” (excluding capital gains) to stockholders and meet certain capital ownership and administrative tests as defined by the Code. The Company must also annually satisfy three gross income requirements. First, at least 75% of the Company’s gross income for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property or from certain types of temporary investments. Second, at least 95% of the Company’s gross income for each taxable year must be derived from the above described real property investments and from dividends, interest, and gain from the sale or other disposition of stock or securities and certain other types of gross income. Third, short-term gains from the sale or other disposition of stock or securities, and gains on the sale or other disposition of real property held for less than four years (apart from involuntary conversions and sales of foreclosure property) from the date of acquisition must represent less than 30% of the Company’s gross income for each taxable year.

      The Company must also satisfy three tests relating to the nature of its assets at the close of each quarter of its taxable year. First, real estate assets must represent at least 75% of the value of the Company’s total assets. Second, not more than 25% of the Company’s total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer’s securities owned by the Company may not exceed 5% of the value of the Company’s total assets and the Company may not own more than 10% of any one issuer’s outstanding voting securities.

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

      The Company has entered into an Advisory Agreement (the “Advisory Agreement”) with the Bank (the “Advisor”) requiring an annual payment of $250,000. The Bank provides advice to the Board of Directors and manages the operations of the Company as defined in the Advisory Agreement. The Advisory Agreement has an initial term of five years which commenced on February 24, 1998 and will automatically renew for additional five year periods, unless the Company delivers prior notice to the Advisor as defined in the Advisory Agreement.

      The Company also entered into a Servicing Agreement (the “Servicing Agreement”) with the Bank for the servicing of the Mortgage Loans. Pursuant to the Servicing Agreement, the Bank services the Mortgage Loans held by the Company, in accordance with normal industry practice. The Servicing Agreement can be terminated without cause upon a thirty-day advance notice and payment of a termination fee equal to 2% of the aggregate outstanding principal amount of the loans then serviced under the Servicing Agreement. The servicing fee is 0.375% per annum of the outstanding principal balance of the Mortgage Loans.

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

      The Company has no foreign operations.

ITEM 2:	PROPERTIES

      The principal executive offices of the Company are located at 5151 Corporate Drive, Troy, Michigan 48098 and its telephone number is (248) 312-2000.

ITEM 3:	LEGAL PROCEEDINGS

      The Company is not the subject to any litigation. The Company is not currently involved in or, to the Company’s knowledge, currently threatened with any litigation with respect to the Mortgage Loans included in the portfolio.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company is authorized to issue up to 1,000,000 shares of Common Stock and 2,300,000 shares of Preferred Stock, $25 par value per share (“Preferred Stock”). All of the 1,000,000 shares of Common Stock and all of the 2,300,000 shares of Preferred Stock have been issued. The Bank owns 100% of the Company’s 1,000,000 shares of Common Stock outstanding at December 31, 2000 and, accordingly, there is no trading market for the Company’s Common Stock. In addition, the Bank intends that, as long as any Series A Preferred Shares are outstanding, it will maintain ownership of the outstanding Common Stock of the

Company. All voting rights are vested in the Common Stock. The holder of Common Stock is entitled to one vote per share. Holders of Common Stock are entitled to receive dividends when, and if declared by the Board of Directors of the Company out of funds legally available. No dividends or other distributions may be made with respect to the Common Stock as long as any shares of Preferred Stock are outstanding and the full dividends on those shares have been paid. The Company must distribute annually at least 95% of its annual “REIT taxable income” to stockholders.

      In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after there have been set aside for the holders of Preferred Stock the full preferential amounts to which such holders are entitled, the holders of Common Stock will be entitled to any assets remaining after the payment of all debts and liabilities.

Restrictions on Ownership and Transfer:

      The Company’s Certificate of Incorporation contains certain restrictions on the number of shares of Common Stock and Preferred Stock that individual stockholders may own. For the Company to qualify as a REIT under the Code, no more than 50% in number or value of its outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of a taxable year or during a proportionate part of a shorter taxable year (the “Five or Fewer Test”). The capital stock of the Company must also be beneficially owned by 100 or more persons during at least 335 days of a taxable year or during a proportionate part of a shorter taxable year (the “One Hundred Person Test”). The ownership by the Bank of 100% of the shares of Common Stock of the REIT will not adversely affect the Company’s REIT qualification because each stockholder of Flagstar Bancorp, Inc. (the sole stockholder of the Bank) counts as a separate beneficial owner for purposes of the Five or Fewer Test and the capital stock of Flagstar Bancorp, Inc. is widely held. Further, the Certificate of Incorporation of the Company contains restrictions on the acquisition of Preferred Stock intended to ensure compliance with the One Hundred Persons Test. Such provisions include a restriction that if any transfer of shares of capital stock of the Company would cause the Company to be beneficially owned by fewer than 100 persons, such transfer shall be null and void and the intended transferee will acquire no rights to the stock.

Common Stock

      There is no established public trading market in the Common Stock. As of March 22, 2001, there were 1,000,000 issued and outstanding shares of Common Stock held by one stockholder, the Bank. The following table reflects the distributions paid or payable by the Company on the Common Stock for each quarter during the years ended December 31, 2000, December 31, 1999 and the period ended December 31, 1998.

For the Quarters ended:	2000	1999	1998

March 31	$438,526	$556,060	$199,538

June 30	$535,188	$403,897	$527,914

September 30	$692,077	$657,978	$644,126

December 31	$629,915	$609,887	$722,232

Preferred Stock

      The Series A Preferred Shares are listed on the Nasdaq Stock Market, under the trading symbol “FLGSP”. As of March 22, 2001, there were 2,300,000 issued and outstanding Series A Preferred Shares held by approximately 136 shareholders. The following table reflects the respective high and low sales prices for the Series A Preferred Shares for each quarter of 2000, 1999, and 1998, from February 20, 1998, the date upon which trading of such shares commenced, through December 31, 1998. The table also indicates the distributions paid by the Company for each quarter.

Quarter ended	High Price	Low Price	Closing Price	Distribution

December 31, 2000	$22.625	$20.500	$22.125	$1,221,875

September 30, 2000	$22.250	$18.188	$22.250	$1,221,875

June 30, 2000	$19.375	$17.875	$18.250	$1,221,875

March 31, 2000	$20.125	$18.250	$19.000	$1,221,875

December 31, 1999	$23.500	$18.250	$18.750	$1,221,875

September 30, 1999	$24.875	$23.500	$23.500	$1,221,875

June 30, 1999	$25.000	$24.188	$24.688	$1,221,875

March 31, 1999	$24.500	$23.688	$24.125	$1,221,875

December 31, 1998	$25.250	$23.625	$24.000	$1,221,875

September 30, 1998	$25.125	$24.000	$24.000	$1,221,875

June 30, 1998	$25.313	$24.625	$24.938	$1,221,875

March 31, 1998	$25.500	$24.750	$25.125	$483,000

ITEM 6:  SELECTED FINANCIAL DATA

Financial Data

			At or for the
			period from
			inception of
			operations
	At or for the	At or for the	(February 24,
	year ended	year ended	1998) through
	December 31, 2000	December 31, 1999	December 31, 1998

	(In thousands)

Summary of Statement of Earnings:

Net interest income	$7,572	$7,258	$6,564

Net earnings	$7,183	$6,865	$6,242

Net earnings available to Common stock	$2,296	$1,978	$2,093

Net earnings per common share	$2.29	$1.98	$2.50

Summary of Statement of Financial Condition:

Mortgage loans, net	$123,012	$118,255	$116,675

Total assets	$129,746	$129,722	$130,074

Total stockholder’s equity	$129,077	$129,077	$129,327

Other data:

Dividends paid on preferred stock	$4,887	$4,887	$4,149

Shares of preferred stock outstanding	2,300	2,300	2,300

Shares of common stock outstanding	1,000	1,000	1,000

Average yield on Mortgage Loans	7.114%	6.784%	6.815%

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Flagstar Capital Corporation was formed by Flagstar Bank, a federally chartered savings bank, to provide the Bank and its parent holding company and sole stockholder, Flagstar Bancorp, Inc., with a means of raising capital for bank regulatory purposes in a cost-effective manner.

      The principal business of the Company is to acquire and hold residential mortgage loans that will generate net income for distribution to stockholders. The Company intends to acquire all its Mortgage Loans from the Bank, consisting of whole loans secured by first mortgages on single-family residential real estate properties. The residential mortgage loans consist of Adjustable Rate Mortgages (“ARMs”), and Fixed Rate Mortgages (“FRM’s”).

      On February 24, 1998, the Company sold in a public offering 2,000,000 shares of the Company’s 8.50%, noncumulative, Series A Preferred Shares, $25 par value per share, providing gross proceeds totaling $50.0 million (the “Series A Preferred Shares”), and sold to the Bank, 499,900 shares of the Company’s common stock, $1.00 par value providing proceeds totaling $65.5 million (the “Common Stock”).

      On May 24, 1998, in response to the underwriters exercising their over-allotment option, the Company issued an additional 300,000 shares of its Series A Preferred Shares, to the public and 500,000 shares of Common Stock to the Bank, providing additional gross proceeds totaling $17.0 million, gross. The Bank owns all shares of common stock. The Series A Preferred Shares are traded on the Nasdaq Stock Market, under the symbol “FLGSP”.

Results of Operations

      The Company reported net earnings for the year ended December 31, 2000 of $7.2 million, compared to $6.9 million and $6.2 million for the years ended December 31, 1999 and 1998, respectively. For the year ended December 31, 2000, interest income from loans was $7.6 million, which was offset by $250,000 in advisory fees, $6,000 in outside director fees and $133,000 in administrative expenses. In comparison, interest income from loans was $7.5 million for the year ended December 31, 1999, which was offset by $250,000 in provision for loan losses, $250,000 in advisory fees, $3,000 in outside director fees and $139,000 in other administrative expenses. For the year ended December 31, 1998, interest income from loans was $6.6 million, which was offset by $213,000 in advisory fees, $6,000 in outside director fees and $104,000 in other administrative expenses. The Company reported earnings per common share of $2.29, $1.98 and $2.50 per share for the years ended December 31, 2000, 1999, and 1998, respectively.

      The Company declared and paid $4,887,000, $4,887,000, and $4,149,000 in preferred stock dividends for the years ended December 31, 2000 and December 31, 1999 and for the period ended December 31, 1998, respectively.

      The Company declared and paid or accrued common stock distributions of $2,296,000, $2,228,000, and $2,093,000 for the years ended December 31, 2000 and December 31, 1999 and for the period ended December 31, 1998, respectively.

Mortgage Loans

      As of December 31, 2000, the Company owned Mortgage Loans with a principal balance of $122,141,000. This amount represents the principal amount of mortgage loans purchased with the Initial Portfolio remaining plus the principal amount of mortgage loans purchased during the period beginning at February 24, 1998 to December 31, 1998 and for the years ended December 31, 1999 and December 31, 2000. Purchases were made to replace principal amortizations and payoffs in the portfolio. All Mortgage Loans were purchased from the Bank. In conjunction with the purchase of these Mortgage Loans the Company paid a premium amount equal to $109,000 and $277,000 for the years ended December 31, 2000 and December 31, 1999, respectively. This premium amount is recorded by the Company as an adjustment to the basis of the Mortgage Loans.

      The following table reflects the composition of Mortgage Loans at December 31, 2000:

		Principal	Average	Average
Product Type	Loans	Balance	Balance	Yield	WAM	WARM	% of Total

3 year ARM	124	$31,501,000	$254,048	7.581%	360	332	25.8%

5 year ARM	107	28,619,000	267,464	7.093	360	333	23.4

7 year ARM	98	23,930,000	244,182	6.998	360	332	19.6

15 year Fixed	156	13,615,000	87,274	6.523	180	153	11.2

30 year Fixed	186	24,476,000	131,590	6.976	360	351	20.0

Total	671	$122,141,000	$182,028	7.114%	340	314	100.0%

      The following table reflects the composition of Mortgage Loans at December 31, 1999:

		Principal	Average	Average
Product Type	Loans	Balance	Balance	Yield	WAM	WARM	% of Total

3 year ARM	136	$36,482,000	$268,254	6.685%	360	339	31.2%

5 year ARM	90	23,861,000	265,121	6.857	360	338	20.4

7 year ARM	86	21,293,000	247,590	6.892	360	340	18.2

15 year Fixed	147	13,292,000	90,422	6.507	180	159	11.3

30 year Fixed	173	22,057,000	127,495	6.932	360	338	18.9

Total	632	$116,985,000	$185,103	6.784%	340	318	100.0%

Allowance for Loan Losses

      The Company’s allowance for loan losses remained the same at $250,000 at December 31, 2000. Management has based the allowance on assessments of relevant factors including the types and amount of delinquent loans, historical and anticipated loss experience on such types of loans experienced by the Bank, and current and projected economic conditions. Management is of the opinion that the allowance for loan losses is adequate to meet potential losses in the portfolio. The Company’s non-performing assets consisted of two mortgage loans totaling $602,145, or 0.49% of the portfolio, at December 31, 2000. The Company, in accordance with applicable disclosure requirements, defines an asset as non-performing if it meets any of the following criteria: 1) a loan more than 90 days past due; 2) real estate acquired in a settlement of a loan; or 3) a restructured loan whose terms have been modified due to the borrower’s inability to pay as contractually specified including loans the Company has classified as impaired. Loans are generally placed into non-accrual status when they become 90 days delinquent. Gross interest income of approximately $22,000 would have been recorded in 2000 on non-accrual loans if the loans had performed in accordance with their original terms.

      The Company had a $250,000 allowance for loan losses at December 31, 1999. The Company’s non-performing loans were limited to one mortgage loan, for $245,689, or 0.21% of the portfolio, which was 30 days delinquent at December 31, 1999. The Company has certain representations and warranties from the Bank, which are related to the performance of the Mortgage Loans.

      The Bank, in its role as Advisor, has implemented comprehensive internal asset review systems to provide for early detection of problem assets. Although this system will not eliminate future losses due to unanticipated declines in the real estate market or economic downturns, it should provide for timely identification of any losses created from problem loans.

Activity within the Allowance for Loan Losses

Balance, January 1, 2000	$250,000

Provision for loan losses	—

Charge-offs, net of recoveries	—

Balance, December 31, 2000	$250,000

Interest Rate Risk

      The Company’s income consists primarily of interest payments on Mortgage Loans. Currently, the Company does not use any derivative products to manage interest rate risk. If there is a decline in interest rates (as measured by the indices upon which the interest rates of the Adjustable Rate Mortgage Loans are based), then the Company will experience a decrease in income available to be distributed to its shareholders. There can be no assurance that an interest rate environment in which there is a significant decline in interest rates, over an extended period of time, would not adversely affect the Company’s ability to pay dividends on the Series A Preferred Shares.

Significant Concentration of Credit Risk

      Concentration of credit risk arises when a number of customers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company’s performance to both positive and negative developments affecting a particular industry. The geographic concentrations within the Mortgage Loans directly affects the overall credit risk of the Company.

      The following table shows the Mortgage Loans by geographic area as of December 31, 2000:

	Principal	Percent
Location	Balance	Of Total

Michigan	$31,766,000	26.0%

California	21,049,000	17.2

Colorado	9,546,000	7.8

Washington	8,335,000	6.8

Texas	5,085,000	4.2

New York	4,379,000	3.6

Other	41,981,000	34.4 *

Total	$122,141,000	100.0%

*	No other state has more than 3% of the total Mortgage Loan portfolio

      Approximately 43.2% of the Company’s total Mortgage Loans are secured by residential real estate properties located in California and Michigan. Consequently, a high concentration of residential mortgage loans in these two states, may subject the Company to a greater risk of default in the event of adverse economic, political or business developments and natural hazards in California and Michigan that may affect the ability of residential property owners in California and Michigan to make payments of principal and interest on the underlying mortgages.

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

      The Company may also issue additional series of Preferred Stock. However, the Company may not issue additional shares of Preferred Stock senior to the Series A Preferred Shares without the consent of holders of at least 66 2/3% of the shares of Preferred Stock outstanding at that time. The Company also may not issue additional shares of Preferred Stock on a parity with the Series A Preferred Shares without the approval of a majority of the Company’s Independent Directors.

REIT Qualification

      As of December 31, 2000, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code. The Company calculates:

•	its Qualified REIT Assets, as defined in the Code, to be 100% of its total assets, as compared to the federal tax requirements that at least 75% of its total assets must be Qualified REIT assets.

•	that 100% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.

•	none of the revenues were subject to the 30% income limitation under the REIT rules.

      The Company also met all REIT requirements regarding the ownership of its common and preferred stocks.

ITEM 7a:

Market Risk

      The Company considers that its primary business objective is to ensure the availability of sufficient cash flows to meet the obligations mandated by the Series A Preferred Shares. In managing its investments, the Company accepts a certain credit risk posture and assumes some interest rate risk.

      Interest rate risk generally refers to the potential volatility in net interest income resulting from changes in interest rates. The Company’s risk occurs when it must replace amortized loans with current production mortgages. These replacement loans are chosen in a manner to maintain an interest rate risk posture similar to the Initial Portfolio. The Company must monitor the ratio of fixed costs (the Series A Preferred Shares’ dividends, advisory fees, and servicing costs) to the interest income potential of the Mortgage Loans. When, in management’s opinion, the coverage ratio is at risk of being depleted, the Company must look to its parent company, the Bank, for support or utilize the investment powers of the Company.

      The Company will record higher levels of interest income in a rising interest rate environment and will experience declining interest income during periods of falling interest rates. This happens because the Company’s assets reprice while the Series A Preferred Shares have a fixed cost of 8.5%.

      At December 31, 2000 the Company had a coverage ratio (Projected interest income divided by REIT dividends plus Advisory fees plus Servicing Fees) of 1.69 compared to 1.54 at December 31, 1999 and 1.53 at December 31, 1998.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Flagstar Capital Corporation

      We have audited the accompanying balance sheets of Flagstar Capital Corporation as of December 31, 2000 and 1999, and the related statements of earnings, stockholders’ equity and cash flows for the years ended December 31, 2000 and 1999 and for the period from the inception of operations (February 24, 1998) through December 31, 1998. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flagstar Capital Corporation as of December 31, 2000 and December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from the inception of operations (February 24, 1998) through December 31, 1998, in conformity with auditing standards generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Southfield, Michigan

January 31, 2001

FLAGSTAR CAPITAL CORPORATION

BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2000	1999

ASSETS

Cash	$3,736	$7,456

Mortgage loans	123,262	118,505

Less: allowance for loan losses	250	250

Net mortgage loans	123,012	118,255

Accrued interest receivable	1,534	1,400

Loan payments in process — due from parent	1,464	2,611

Total assets	$129,746	$129,722

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Due to parent	$630	$610

Other liabilities	39	35

Total liabilities	669	645

Stockholders’ equity

Series A preferred stock — $25.00 liquidation value, 2,300,000 shares authorized and issued at December 31, 2000 and 1999	57,500	57,500

Common stock — $1.00 par value, 1,000,000 shares authorized and issued at December 31, 2000 and 1999	1,000	1,000

Additional paid in capital	70,577	70,577

Retained earnings	—	—

Total stockholders’ equity	129,077	129,077

Total liabilities and stockholders’ equity	$129,746	$129,722

The accompanying notes are an integral part of these statements.

FLAGSTAR CAPITAL CORPORATION

STATEMENTS OF EARNINGS

(in thousands, except per share data)

			For the period
			from the inception
			of operations
			(February 24,
	For the year ended	For the year ended	1998) through
	December 31, 2000	December 31, 1999	December 31, 1998

Interest income

Interest on loans	$7,572	$7,508	$6,564

Less: provision for loan losses	—	250	—

Net interest income	7,572	7,258	6,564

Expenses

Advisory fee expense — paid to parent	250	250	213

Other general and administrative expenses	139	143	109

Total expenses	389	393	322

Net earnings	$7,183	$6,865	$6,242

Preferred stock dividends	4,887	4,887	4,149

Net earnings available to common shares	$2,296	$1,978	$2,093

Earnings per common share	$2.29	$1.98	$2.50

The accompanying notes are an integral part of these statements.

FLAGSTAR CAPITAL CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Series A		Additional		Total
	Preferred	Common	Paid in	Retained	Stockholders’
	Stock	Stock	Capital	Earnings	Equity

Balance at inception of operations (February 24, 1998)	$—	$—	$—	$—	$—

Initial public offering of Series A Preferred Stock	57,500				57,500

Issuance of Common Stock		1,000	70,827		71,827

Net earnings				6,242	6,242

Dividends paid on the 8.50% Non Cumulative Series A Preferred Shares				(4,149)	(4,149)

Distributions paid or payable to common stockholder ($2.50 per share)				(2,093)	(2,093)

Balance at December 31, 1998	57,500	1,000	70,827	—	129,327

Net earnings				6,865	6,865

Dividends paid on the 8.50% Non Cumulative Series A Preferred Shares				(4,887)	(4,887)

Distributions paid or payable to common stockholder ($2.23 per share)			(250)	(1,978)	(2,228)

Balance at December 31, 1999	57,500	1,000	70,577	—	129,077

Net earnings				7,183	7,183

Dividends paid on the 8.50% Non Cumulative Series A Preferred Shares				(4,887)	(4,887)

Distributions paid or payable to common stockholder ($2.29 per share)				(2,296)	(2,296)

Balance at December 31, 2000	$57,500	$1,000	$70,577	$—	$129,077

The accompanying notes are an integral part of these statements.

FLAGSTAR CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

			For the period from
			the inception
			of operations
			(February 24, 1998)
	For the year ended	For the year ended	through
	December 31, 2000	December 31, 1999	December 31, 1998

Operating activities

Net earnings	$7,183	$6,865	$6,242
Adjustments to reconcile net earnings to net cash provided by operating activities

Provision for loan losses	—	250	—

Increase in accrued interest receivable	(133)	(93)	(1,307)

Increase in other liabilities	4	10	25

Net cash provided by operating activities	7,054	7,032	4,960

Investing activities

Purchase of mortgage loans	(24,521)	(35,530)	(147,233)

Principal repayments received on mortgage loans	20,911	36,192	25,455

Net cash (used in) provided by investing activities	(3,610)	662	(121,778)

Financing activities

Sale of common stock	—	—	74,954

Sale of preferred stock	—	—	57,500

Stock issuance costs paid	—	—	(3,127)

Dividends paid to common stockholder	(2,277)	(2,340)	(1,371)

Dividends paid to preferred stockholders	(4,887)	(4,887)	(4,149)

Net cash (used in) provided by financing activities	(7,164)	(7,227)	123,807

Net (decrease) increase in cash	(3,720)	467	6,989

Beginning cash	7,456	6,989	—

Ending cash	$3,736	$7,456	$6,989

The accompanying notes are an integral part of these statements

FLAGSTAR CAPITAL CORPORATION

Notes to the Financial Statements

Note 1 — Nature of Business

      Flagstar Capital Corporation (the “Company”), is a wholly-owned operating subsidiary of Flagstar Bank, FSB (the “Bank”) a federally chartered stock savings bank, which itself is a wholly-owned subsidiary of Flagstar Bancorp, Inc (“Flagstar”) a financial services holding company. The Company is a Michigan corporation, which commenced operations on February 24, 1998. The Company’s primary business consists of acquiring, holding, and managing residential mortgage loans.

      On February 24, 1998, the Company offered to the public and sold 2,000,000 shares of the Company’s 8.50% noncumulative Series A, $25 liquidation value per share, preferred stock. The sale provided gross proceeds totaling $50.0 million (the “Series A Preferred Shares”). The Company also sold to the Bank, 499,900 shares of the Company’s common stock (the “Common Stock”), $1.00 par value, providing proceeds totaling $65.5 million

      On May 24, 1998, in response to the underwriters exercising their over-allotment option, the Company issued an additional 300,000 shares of its Series A Preferred Shares, to the public and 500,000 shares of Common Stock to the Bank, providing additional gross proceeds of $17.0 million. The Bank holds all of the Common Stock. The Series A Preferred Shares are traded on the Nasdaq Stock Market, under the symbol as “FLGSP”.

      The Company used the net proceeds raised from the initial public offering of the Series A Preferred Shares and the sale of the Common Stock to the Bank to purchase, from the Bank, the Company’s Initial Portfolio of $113.5 million of residential mortgage loans (“Mortgage Loans”), at their estimated fair values.

Note 2 — Summary of Significant Accounting Policies

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

      The Statement of Financial Accounting Standards No. 114, entitled “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), requires that the carrying value of an impaired loan be based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price, or the fair value or the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. SFAS 114 applies to all loans except smaller-balance homogeneous consumer loans, loans carried at fair value or the lower of cost or fair value, debt securities and leases. The Company will apply SFAS 114 to non-accrual mortgage loans. In addition, SFAS 114 modifies the accounting for in-substance foreclosures (“ISF”). A collateralized loan is considered an ISF and is reclassified to Assets Acquired as Loan Satisfactions only when the Company has taken physical possession of the collateral regardless of whether

FLAGSTAR CAPITAL CORPORATION

Notes to the Financial Statements — (Continued)

formal foreclosure proceedings have taken place. The Company did not have any non-accrual loans classified as impaired.

      The Statement of Financial Accounting Standards No. 118, entitled “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure” (“SFAS 118”), permits a creditor to use existing methods for recognizing interest revenue on impaired loans. The Company recognizes interest income on impaired loans pursuant to the discussion above for non-accrual loans.

     Allowance for loan losses:

      An allowance for loan losses is provided when a risk of loss is inherent in the credit extension process. An allowance is a general allowance and is based on a periodic review and analysis of the Mortgage Loans. The periodic analysis will include consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio, economic conditions and market conditions, prior loss experience, results of periodic credit reviews of the portfolio, and any guarantees provided by the seller of the loans. The allowance for loan losses is increased by, provisions for losses charged against income and is reduced by charge-offs, net of recoveries. Charge-offs are recorded when, in the judgment of management, an extension of credit is deemed uncollectible, in whole or in part. As of December 31, 2000 and 1999 the allowance for loan losses totaled $250,000.

     Cash:

      The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. At December 31, 2000 and 1999, the Company’s cash was held in the custody of the Bank.

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

     Earnings per common share:

      Earnings per share are computed by dividing net income after preferred dividends by the weighted average number of common shares outstanding. There are no dilutive securities, which would require a diluted earnings per share computation. The Company had weighted average shares outstanding of 1,000,000, 1,000,000 and 837,092 during 2000, 1999 and 1998, respectively.

FLAGSTAR CAPITAL CORPORATION

Notes to the Financial Statements — (Continued)

     Income taxes:

      The Company has elected for Federal income tax purposes, to be treated as a Real Estate Investment Trust (“REIT”) and intends to comply with the provisions of the Internal Revenue Code of 1986 (the “Code”), as amended. Accordingly, the Company will not be subject to federal income tax to the extent it distributes its income to shareholders and as long as certain asset, income and stock ownership tests are met in accordance with the Code. As the Company expects to qualify as a REIT for federal income tax purposes, no provision for income taxes is included in the accompanying financial statements.

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

     Recently issued accounting standards

      In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective January 1, 2001 for the Company; however, management does not expect this pronouncement to have an impact on the Company’s financial position.

      In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS No. 140 replaces SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 125”), issued June 1996. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125’s provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Disclosures about securitizations and collateral accepted need not be reported for periods ending on or before December 31, 2000, for which financial statements are presented for comparative purposes. SFAS No. 140 is to be applied prospectively with certain exceptions. Implementation of SFAS No. 140 is not expected to have a material effect on the Company’s financial position or results of operations.

FLAGSTAR CAPITAL CORPORATION

Notes to the Financial Statements — (Continued)

Note 3 — Mortgage Loans

      The following reflects the composition of Mortgage Loans at December 31:

	2000	2000	1999	1999
Product Type	Balance	% of Total	Balance	% of Total

3 year ARM	$31,501,000	31.2%	$36,482,000	31.2%

5 year ARM	28,619,000	20.4	23,861,000	20.4

7 year ARM	23,930,000	18.2	21,293,000	18.2

Subtotal ARM	84,050,000	69.8	81,636,000	69.8

15 year Fixed	13,615,000	11.3	13,292,000	11.3

30 year Fixed	24,476,000	18.9	22,057,000	18.9

Subtotal Fixed	38,091,000	30.2	35,349,000	30.2

Total Mortgage Loans	$122,141,000	100.0%	$116,985,000	100.0%

Unamortized premium	1,121,000		1,520,000

Allowance for loan losses	(250,000)		(250,000)

Total	$123,012,000		$118,255,000

      Properties collateralizing Mortgage Loans are geographically disbursed throughout the United States. As of December 31, 2000, approximately 26.0% of these properties are located in Michigan (measured by principal balance), and another 17.2% are located in the state of California. No other state contains more than 10% of the properties collateralizing these loans.

Note 4 — Related Party Transactions

      The Company has entered into an Advisory Agreement (the “Advisory Agreement”) with the Bank (the “Advisor”) requiring an annual payment of $250,000. The Bank provides advice to the Board of Directors and manages the operations of the Company as defined in the Agreement. The Agreement has an initial term of five years commencing on February 24, 1998 and automatically renews for additional five year periods, unless the Company delivers a notice of non-renewal to the Bank as defined in the Advisory Agreement. Advisory fees incurred for the years ended December 31, 2000 and 1999 and the period ended December 31, 1998 totaled approximately $250,000, $250,000 and $213,000, respectively.

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

Note 5 — Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107, entitled “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”), requires the Company to disclose fair value information about financial instruments for which it is practicable to estimate the value, whether or not such financial instruments are recognized on the balance sheet. Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists. The calculation of estimated fair value is based on market conditions at a specific point in time and may not be reflective of future fair values.

FLAGSTAR CAPITAL CORPORATION

Notes to the Financial Statements — (Continued)

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

     Mortgage loans

      The fair value of the Company’s residential mortgage loans is estimated by comparing values for similar residential mortgages sold in the secondary market.

      At December 31, 2000 and 1999 the estimated fair value of the Mortgage Loans was $121,486,000 and $115,700,000, respectively. Both estimated fair values based on the valuation technique described in the preceding paragraph.

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

Note 6 — Quarterly Financial Data (Unaudited)

      The following table represents summarized data for each of the quarters in 2000 and 1999 (in thousands, except earnings per share data, certain per share results have been adjusted to conform the 2000 presentation):

	2000

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$1,945	$2,006	$1,857	$1,764

Net interest income	1,945	2,006	1,857	1,764

Provision for losses	—	—	—	—

Net interest income after provision for losses	1,945	2,006	1,857	1,764

Outside director fees	2	3	1	1

Management fees	63	63	62	62

Non-interest expense	28	27	37	40

Earnings before income taxes	1,852	1,914	1,757	1,660

Provision for federal income taxes	—	—	—	—

Net earnings	$1,852	$1,914	$1,757	$1,660

Basic earnings per share	$0.63	$0.69	$0.53	$0.44

FLAGSTAR CAPITAL CORPORATION

Notes to the Financial Statements — (Continued)

	1999

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$1,923	$1,974	$1,731	$1,880

Net interest income	1,923	1,974	1,731	1,880

Provision for losses	250	—	—	—

Net interest income after provision for losses	1,673	1,974	1,731	1,880

Outside director fees	—	3	—	—

Management fees	63	63	62	62

Non-interest expense	28	28	43	39

Earnings before income taxes	1,582	1,880	1,626	1,778

Provision for federal income taxes	—	—	—	—

Net earnings	$1,582	$1,880	$1,626	$1,778

Basic earnings per share	$0.36	$0.66	$0.40	$0.56

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

      The persons who are directors and executive officers of the Company are as follows:

			Director	Term
Name	Age	Position(s) Held with Company	Since	Expires

Thomas J. Hammond	59	Chairman of the Board and Chief Executive Officer	1997	2002

Mark T. Hammond	35	Vice Chairman of the Board and President	1997	2001

Michael W. Carrie	46	Director, Executive Vice President and Chief Financial Officer	1997	2003

Joan H. Anderson	50	Director and Executive Vice President	1997	2002

Mary Kay McGuire	43	Director and Secretary	1997	2003

      The independent directors of the Company are as follows:

			Director	Term
Name	Age	Position(s) Held with the Company	Since	Expires

Jack Christenson	59	Director	1997	2001

Robert W. De Witt	59	Director	1997	2002

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

      Joan H. Anderson has been a Director and an Executive Vice President since the Company’s formation in 1997. Ms. Anderson serves as a Director of Flagstar Bancorp, Inc, the parent company of Flagstar Bank. She is also an Executive Vice-President of the Bank and Flagstar. Mrs. Anderson has been employed by the Bank since 1987.

      Michael W. Carrie has served as Director, Executive Vice-President, and Chief Financial Officer since the Company’s formation in 1997. Mr. Carrie serves as a Director of Flagstar Bancorp, Inc, the parent company of Flagstar Bank. Mr. Carrie also serves as the Executive Vice-President and Chief Financial Officer of Flagstar and the Bank. Mr. Carrie has been employed by the Bank since 1993.

      Mary Kay McGuire has served as Director and Secretary of the Company since its formation in 1997. Ms. McGuire also serves as Director, Senior Vice President, and Secretary of the Bank. She also serves as Senior Vice President and Secretary of Flagstar. Ms. McGuire has been employed by the Bank since 1987.

Independent Directors

      The Company’s Certificate of Designation establishing the Series A Preferred Shares requires that, so long as any Series A Preferred Shares are outstanding, certain actions by the Company be approved by a majority of the Independent Directors of the Company. Messrs. Christenson and DeWitt are the Company’s Independent Directors. For as long as there are only two Independent Directors, any action that requires the approval of a majority of Independent Directors must be approved by both Independent Directors. Additionally, the audit committee is comprised of the independent directors.

      If at any time the Company fails to declare and pay a quarterly dividend on the Series A Preferred Shares, the number of directors constituting the Board of Directors of the Company will be increased by two at the Company’s next annual meeting. The holders of Series A Preferred Shares, voting together with the holders of any other outstanding series of Preferred Stock as a single class, will be entitled to elect the two additional directors to serve on the Company’s Board of Directors. Any member of the Board of Directors elected by holders of the Company’s Preferred Stock will be deemed to be an Independent Director for purposes of the actions requiring the approval of a majority of the Independent Directors.

      The following sets forth the business experience and other information for each of the Independent Directors of the Company.

      Jack Christenson has served as a Director since 1997. He is the President and owner of Jack Christenson, Inc., a residential brokerage company that is based in Troy, Michigan. Jack Christenson, Inc. was founded in 1982, and is one of the largest brokerage companies in Michigan. Mr. Christenson has over 22 years experience in the real estate brokerage business and has been a member of various real estate associations as well as a general partner of a former real estate investment trust.

      Robert W. DeWitt has served as a Director since 1997. He is the President and owner of DeWitt Building Co., Inc., a residential and commercial building company based in Lathrup Village, Michigan founded in 1979. Mr. DeWitt has over 32 years experience in the construction business and has held various positions on local and state boards of construction associations. Mr. DeWitt was founder and served as a director for four years of American Building Traders, Inc., which provides curriculum for job training utilizing adult education programs. He has been the director, for the last five years, of Contract Assistance Program, an entity co-funded by the State of Michigan, which trains business contractors and minority contractors.

ITEM 11:  EXECUTIVE COMPENSATION

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      None.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Set forth below are certain transactions between the Company and its directors, affiliates, a related parties. Management believes that the transactions with related parties described herein have been conducted on substantially the same terms as similar transactions with unrelated parties.

      The Bank administers the day-to-day operations of the Company and is entitled to receive fees in connection with the Advisory Agreement. Advisory fees paid to parent for the years ended December 31, 2000 and 1999 and for the period ended December 31, 1998, totaled $250,000, $250,000 and $213,000, respectively.

      The Bank services the Mortgage Loans included in the Company’s portfolio and is entitled to receive fees in connection with the Servicing Agreement.

      The Company’s cash balance of approximately $3.7 million as of December 31, 2000 and $7.5 million as of December 31, 1999 is held in a demand deposit account with the Bank.

PART IV

ITEM 14:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	The following financial statements of the Company are included in Item 8 of this report:

              Report of Independent Certified Public Accountants

              Balance Sheets at December 31, 2000 and 1999

Statements of Earnings for the years ended December 31, 2000 and 1999 and for the period from the inception of operations (February 24, 1998) through December 31, 1998
Statements of Stockholders’ Equity for the years ended December 31, 2000 and 1999 and for the period from the inception of operations (February 24, 1998) through December 31, 1998
Statements of Cash Flows for the years ended December 31, 2000 and 1999 and for the period from the inception of operations (February 24, 1998) through December 31, 1998
              Notes to Financial Statements

(a)(2)	All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

(a)(3)	Exhibits:

(b)	No reports on Form 8-K were issued during the year ended December 31, 2000.

*  Filed herewith.

SIGNATURES

      Pursuant to the requirements of the section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant as duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR CAPITAL CORPORATION

Date: March 22, 2001

/s/ THOMAS J. HAMMOND

Thomas J. Hammond
Chairman of the Board and
Chief Executive Officer
(Duly Authorized Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 2001.

Signature	Title

By: /s/ THOMAS J. HAMMOND Thomas J. Hammond	Chairman of the Board and Chief Executive Officer
By: /s/ MARK T. HAMMOND Marks T. Hammond	Vice Chairman of the Board and President
By: /s/ MICHAEL W. CARRIE Michael W. Carrie	Director, Executive Vice President and Chief Financial Officer
By: /s/ JOAN H. ANDERSON Joan H. Anderson	Director, Executive Vice President
By: /s/ MARY KAY MCGUIRE Mary Kay McGuire	Director and Secretary
By: /s/ JACK CHRISTENSON Jack Christenson	Director
By: /s/ ROBERT W. DEWITT Robert W. DeWitt	Director