Form 10-Q
period 2001-03-31
FLAGSTAR CAPITAL CORP
filed 2001-05-10
CIK 1051818

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Mark One

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

      As of May 10, 2001 1,000,000 shares of the registrant’s Common Stock, $1.00 par value, were issued and outstanding and 2,300,000 shares of the registrant’s Series A Preferred Shares, $25.00 par value, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed financial statements of the Registrant are as follows:

Statement of Financial Condition — March 31, 2001 (unaudited) and December 31, 2000

Unaudited Statement of Earnings — For the three months ended March 31, 2001 and March 31, 2000

Unaudited Statement of Cash Flows — For the three months ended March 31, 2001 and March 31, 2000

Condensed Notes to Financial Statements-unaudited

Flagstar Capital Corporation
Statement of Financial Condition
(in thousands)

	March 31,	December 31,
	2001	2000

	(unaudited)
Assets

Cash and cash equivalents	$8,286	$3,736

Mortgage loans	115,697	123,262

Less: allowance for loan losses	(250)	(250)

Net mortgage loans	115,447	123,012

Accrued interest receivable	1,571	1,534

Other assets	4,479	1,464

Total assets	$129,783	$129,746

Liabilities and Stockholders’ Equity

Liabilities

Due to parent	$670	$630

Other liabilities	36	39

Total liabilities	706	669

Stockholders’ Equity

Series A Preferred Stock — $25.00 liquidation value,

2,300,000 shares authorized and issued at March 31,

2001 and December 31, 2000	57,500	57,500

Common stock — $1.00 par value, 1,000,000 shares

authorized and issued at March 31, 2001 and

December 31, 2000	1,000	1,000

Additional paid in capital	70,577	70,577

Retained earnings	—	—

Total stockholders’ equity	129,077	129,077

Total liabilities and stockholders’ equity	$129,783	$129,746

The accompanying notes are an integral part of these financial statements.

Flagstar Capital Corporation
Unaudited Statement of Earnings
(in thousands, except per share data)

	For the quarter	For the quarter
	ended March 31,	ended March 31,
	2001	2000

Income

Interest on loans	$2,037	$1,764

Expenses

Advisory fee expense – paid to parent	63	63

General and administrative expenses	82	41

Total expenses	145	104

Net earnings	$1,892	$1,660

Preferred stock dividends	$1,222	$1,222

Net earnings available to common shares	$670	$438

Earnings per common share – basic	$0.67	$0.44

Earnings per common share – diluted	$0.67	$0.44

The accompanying notes are an integral part of these financial statements.

Flagstar Capital Corporation
Unaudited Statements of Cash Flows
(in thousands)

	For the quarter	For the quarter
	ended March 31,	ended March 31,
	2001	2000

Operating Activities

Net earnings	$1,892	$1,660

Adjustments to reconcile net earnings to net cash provided by operating activities

(Increase) decrease in accrued interest receivable	(37)	(12)

Decrease in liabilities	(3)	(5)

Net cash provided by operating activities	1,852	1,643

Investing Activities

Principal repayments received on mortgage loans	4,550	4,762

Net cash provided by investing activities	4,550	4,762

Financing Activities

Dividends paid to common stockholders	(630)	(609)

Dividends paid to preferred stockholders	(1,222)	(1,222)

Net cash used in financing activities	(1,852)	(1,831)

Net increase in cash and cash equivalents	4,550	4,574

Beginning cash and cash equivalents	3,736	7,456

Ending cash and cash equivalents	$8,286	$12,030

The accompanying notes are an integral part of these financial statements.

Flagstar Capital Corporation
Notes to Consolidated Financial Statements- unaudited

Note 1 — Nature of Business

Flagstar Capital Corporation (the “Company”) is an operating subsidiary of Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. The primary business of the Company is to acquire, hold, and manage residential mortgage loans that will generate net earnings that can be distributed to stockholders.

Note 2 — Basis of Presentation

The accompanying consolidated unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit, the results of operations for the interim period herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The principal business of the Company is to acquire, hold, and manage residential mortgage loans that will generate net earnings that can be distributed to stockholders. The Company intends to acquire all its mortgage loans from the Bank.

Results of Operation

The Company reported net earnings for the quarter ended March 31, 2001 of $1.9 million. Interest income from loans was $2.0 million, which was offset by $82,000 in administrative expenses, and $63,000 in advisory fees. The reported net earnings for the quarter ended March 31, 2000 were $1.7 million. Interest income from loans was $1.8 million, which was offset by $41,000 in administrative expenses, and $63,000 in advisory fees during the 2000 period.

The Company reported net earnings per common share of $ 0.67 for the quarter ended March 31, 2001 and $0.44 for the quarter ended March 31, 2000.

During the quarters ended March 31, 2001 and 2000, the Company declared and paid $1,222,000 in preferred stock dividends.

The Company declared and paid or accrued common stock distributions of $670,000 and $438,000 for the three months ended March 31, 2001 and 2000, respectively.

Mortgage Loans

The Company’s residential mortgage loans (“Mortgage Loans”) consist of adjustable rate mortgages (“ARMs”), and fixed rate mortgages (“FRM’s”). Reinvestments made in Mortgage Loans will be initiated in a manner to maintain the original composition of approximately 70% ARMs and 30% FRMs. All Mortgage Loans are expected to be purchased from the Bank.

The following table gives a breakdown of the Mortgage Loans at March 31, 2001.

		Principal	Average	Interest
Product Type	Loans	Balance	Balance	Rate	WAM	WARM	% of Total

3 year ARM	109	$28,285,000	$259,492	7.527%	360	330	24.7

5 year ARM	102	27,289,000	267,544	7.112	360	331	23.8

7 year ARM	94	22,843,000	243,007	7.014	360	330	19.9

15 year Fixed	151	12,974,000	85,921	6.524	180	151	11.3

30 year Fixed	179	23,248,000	129,879	6.971	360	326	20.3

Total	635	$114,639,000	$180,534	7.100%	340	309	100.0%

Allowance for Loan Losses

The Company’s allowance for loan losses remained the same at $250,000 at March 31, 2001. Management has based the allowance on assessments of relevant factors including the types and amount of delinquent loans, historical and anticipated loss experience on such types of loans experienced by the Bank, and current and projected economic conditions. Management is of the opinion that the allowance for loan losses is adequate to meet potential losses in the portfolio. The Company’s non-performing assets consisted of three mortgage loans totaling $904,732, or 0.79% of the portfolio, at March 31, 2001. The Company, in accordance with applicable disclosure requirements, defines an asset as non-performing if it meets any of the following criteria: 1) a loan more than 90 days past due; 2) real estate acquired in a settlement of a loan; or 3) a restructured loan whose terms have been modified due to the borrower’s inability to pay as contractually specified including loans the Company has classified as impaired. Loans are generally placed into non-accrual status when they become 90 days delinquent.

The Company had a $250,000 allowance for loan losses at December 31, 2000. The Company’s non-performing loans were limited to two mortgage loans totaling $602,145, or 0.49% of the portfolio, at December 31, 2000. The Company has certain representations and warranties from the Bank, which are related to the performance of the Mortgage Loans.

The Bank, in its role as Advisor, has implemented comprehensive internal asset review systems to provide for early detection of problem assets. Although this system will not eliminate future losses due to unanticipated declines in the real estate market or economic downturns, it should provide for timely identification of any losses created from problem loans.

Activity within the Allowance for Loan Losses

Balance, January 1, 2001	$250,000

Provision for loan losses	—

Charge-offs, net of recoveries	—

Balance, March 31, 2001	$250,000

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

For the quarters ended March 31, 2001 and 2000, the Company received repayments of principal from mortgage loans totaling approximately $4.6 million and $4.8 million, respectively.

The Company does not anticipate any material capital expenditures other than for the acquisition of additional residential mortgage loans.

REIT Qualification

As of March 31, 2001, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provision of the Internal Revenue Code (the “Code”). The Company calculates that:

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

At March 31, 2001 the Company had a liquidity coverage ratio (Projected interest income divided by REIT dividends plus Advisory Fees plus Servicing Fees) of 1.58 versus 1.69 at December 31, 2000 and 1.51 at March 31, 2000.

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

FLAGSTAR CAPITAL CORPORATION

Date:	May 10, 2001	/S/ Thomas J. Hammond

Thomas J. Hammond
Chairman of the Board and
Chief Executive Officer
(Duly Authorized Officer)

/S/ Michael W. Carrie

Michael W. Carrie
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

11	Computation of Net Earnings per Share