Form 10-Q
period 2001-06-30
FLAGSTAR CAPITAL CORP
filed 2001-08-14
CIK 1051818

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Mark One
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-23821

FLAGSTAR CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Michigan	38-3386801

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5151 Corporate Drive, Troy Michigan	48098-2639

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(248) 312-2000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes           No .

      As of August 13, 2001, 1,000,000 shares of the registrant’s Common Stock, $1.00 par value, were issued and outstanding and 2,300,000 shares of the registrant’s Series A Preferred Shares, $25.00 par value, were issued and outstanding.    .

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed financial statements of the Registrant are as follows:

      Statement of Financial Condition — June 30, 2001 (unaudited) and December 31, 2000

      Unaudited Statement of Earnings — For the three and six months ended June 30, 2001 and June 30, 2000

      Unaudited Statement of Cash Flows — For the three and six months ended June 30, 2001 and June 30, 2000

      Condensed Notes to Financial Statements — unaudited

Flagstar Capital Corporation
Statement of Financial Condition
(in thousands)

	June 30,	December 31,
Assets	2001	2000

	(unaudited)
Cash and cash equivalents	$11,319	$3,736

Mortgage loans	108,948	123,262

Less: allowance for loan losses	(250)	(250)

Net mortgage loans	108,698	123,012

Accrued interest receivable	1,639	1,534

Other assets	8,048	1,464

Total assets	$129,704	$129,746

Liabilities and Stockholders’ Equity

Liabilities

Due to parent	$569	$630

Other liabilities	58	39

Total liabilities	627	669

Stockholders’ Equity

Series A Preferred Stock — $25.00 liquidation value, 2,300,000 shares authorized and issued at December 31, 2000 and June 30, 2001	57,500	57,500

Common stock — $1.00 par value, 1,000,000 shares authorized and issued at December 31, 2000 and June 30, 2001	1,000	1,000

Additional paid in capital	70,577	70,577

Retained earnings	—	—

Total stockholders’ equity	129,077	129,077

Total liabilities and stockholders’ equity	$129,704	$129,746

The accompanying notes are an integral part of these statements.

Flagstar Capital Corporation
Unaudited Statement of Earnings
(in thousands, except per share data)

	For the	For the	For the	For the
	quarter	quarter	six months	six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Income

Interest on loans	$1,889	$1,858	$3,926	$3,621

Expenses

Advisory fee expense – paid to parent	62	63	125	125

General and administrative expenses	36	38	118	79

Total expenses	98	101	243	204

Net earnings	$1,791	$1,757	$3,683	$3,417

Preferred stock dividends	$1,222	$1,222	$2,444	$2,444

Net earnings available to common shares	$569	$535	$1,239	$973

Earnings per common share – basic	$0.57	$0.53	$1.24	$0.97

Earnings per common share – diluted	$0.57	$0.53	$1.24	$0.97

The accompanying notes are an integral part of these statements.

Flagstar Capital Corporation
Unaudited Statement of Cash Flows
(in thousands)

	For the six	For the six
	months ended	months ended
	June 30,	June 30,
	2001	2000

Operating Activities

Net earnings	$3,683	$3,417

Adjustments to reconcile net earnings to net cash provided by Operating activities

Increase in accrued interest receivable	(105)	(863)

Increase in liabilities	18	—

Net cash provided by operating activities	3,596	2,554

Investing Activities

Purchase of mortgage loans	(11,660)	(12,215)

Principal repayments received on mortgage loans	19,390	6,561

Net cash provided by (used in) investing activities	7,730	(5,654)

Financing Activities

Dividends paid to common stockholders	(1,299)	(1,048)

Dividends paid to preferred stockholders	(2,444)	(2,444)

Net cash used in financing activities	(3,743)	(3,492)

Net increase (decrease) in cash and cash equivalents	7,583	(6,592)

Beginning cash and cash equivalents	3,736	7,456

Ending cash and cash equivalents	$11,319	$864

The accompanying notes are an integral part of these statements.

Flagstar Capital Corporation
Notes to Consolidated Financial Statements-unaudited

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

Note 2. — Basis of Presentation

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

Note 3. Subsequent Events

Flagstar Capital, a real estate investment trust and second tier subsidiary of Flagstar Bancorp, moved its preferred stock from the Nasdaq Stock Market to the New York Stock Exchange. The securities, which formerly traded under the symbol “FLGSP”, now trade under the symbol “FBC-P”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The principal business of the Company is to acquire, hold, and manage residential mortgage loans that will generate net earnings that can be distributed to stockholders. The Company intends to acquire all its mortgage loans from the Bank.

Results of Operation

The Company reported net earnings for the quarter ended June 30, 2001 of $1.8 million. Interest income from loans was $1.9 million, which was offset by $36,000 in administrative expenses and $62,000 in advisory fees. The reported net earnings for the quarter ended June 30, 2000 were also $1.8 million. Interest income from loans was $1.9 million, which was offset by $38,000 in administrative expenses and $63,000 in advisory fees during the 2000 period.

The Company reported net earnings of $3.7 million for the six months ended June 30, 2001. Interest income from loans was $3.9 million, which was offset by $118,000 in administrative expenses and $125,000 in advisory fees. For the six months ended June 30, 2000, the Company reported $3.4 in net earnings. Interest income from loans was $3.6 million, which was offset by $79,000 in administrative expenses and $125,000 in advisory fees.

The Company reported net earnings per common share of $ 0.57 for the quarter ended June 30, 2001 and $0.53 for the quarter ended June 30, 2000. For the six months ended June 30, 2001 and 2000, the Company reported net earnings per common share of $1.24 and $0.97, respectively.

Results of Operation con’t

During the quarters ended June 30, 2001 and 2000, the Company declared and paid $1,222,000 in preferred stock dividends. For the six months ended June 30, 2001 and 2000, the Company declared and paid $2,444,000 in preferred stock dividends.

The Company declared and paid or accrued common stock distributions of $569,000 and $535,000 for the quarters ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, the Company declared and paid or accrued common stock distributions of $1,238,000 and $973,000, respectively.

Mortgage Loans

The Company’s residential mortgage loans (“Mortgage Loans”) consist of adjustable rate mortgages (“ARMs”), and fixed rate mortgages (“FRM’s”). Reinvestments made in Mortgage Loans will be initiated in a manner to maintain the original composition of approximately 70% ARMs and 30% FRMs. All Mortgage Loans are expected to be purchased from the Bank.

The following table gives a breakdown of the Mortgage Loans at June 30, 2001.

		Principal	Average	Interest
Product Type	Loans	Balance	Balance	Rate	WAM	WARM	% of Total

3 year ARM	109	$26,121,000	$239,644	7.459%	360	331	24.2

5 year ARM	108	27,259,000	252,403	7.321	360	331	25.2

7 year ARM	87	20,580,000	236,549	6.953	360	326	19.1

15 year Fixed	147	12,557,000	85,422	6.523	180	148	11.6

30 year Fixed	166	21,497,000	129,498	6.952	360	324	19.9

Total	617	$108,014,000	$175,064	7.118%	339	307	100.0%

Allowance for Loan Losses

The Company’s allowance for loan losses remained the same at $250,000 at June 30, 2001. Management has based the allowance on assessments of relevant factors including the types and amount of delinquent loans, historical and anticipated loss experience on such types of loans experienced by the Bank, and current and projected economic conditions. Management is of the opinion that the allowance for loan losses is adequate to meet potential losses in the portfolio. The Company’s non-performing assets consisted of one mortgage loan totaling $54,742, or 0.05% of the portfolio, at June 30, 2001. The Company, in accordance with applicable disclosure requirements, defines an asset as non-performing if it meets any of the following criteria: 1) a loan more than 90 days past due; 2) real estate acquired in a settlement of a loan; or 3) a restructured loan whose terms have been modified due to the borrower’s inability to pay as contractually specified including loans the Company has classified as impaired. Loans are generally placed into non-accrual status when they become 90 days delinquent.

The Company had a $250,000 allowance for loan losses at December 31, 2000. The Company’s non-performing loans were limited to two mortgage loans totaling $602,145, or 0.49% of the portfolio, at December 31, 2000 The Company has certain representations and warranties from the Bank, which are related to the performance of the Mortgage Loans.

The Bank, in its role as Advisor, has implemented comprehensive internal asset review systems to provide for early detection of problem assets. Although this system will not eliminate future losses due to unanticipated declines in the real estate market or economic downturns, it should provide for timely identification of any losses created from problem loans.

Activity within the Allowance for Loan Losses

Balance, January 1, 2001	$250,000

Provision for loan losses	—

Charge-offs, net of recoveries	—

Balance, June 30, 2001	$250,000

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

During May 2001, the Company purchased from the Bank $11.7 million in principal balance of residential mortgage loans at a purchase price of $11.8 million, their estimated fair value. During May 2000, the Company purchased from the Bank $12.2 million in principal balance of residential mortgage loans at a purchase price of $12.3 million, their estimated fair value.

For the quarters ended June 30, 2001 and 2000, the Company received repayments of principal from mortgage loans totaling approximately $14.8 million and $1.8 million, respectively. For the six months ended June 30, 2001 and 2000, the Company received principal repayments from mortgage loans totaling approximately $19.4 million and $6.6 million, respectively.

The Company does not anticipate any material capital expenditures other than for the acquisition of additional residential mortgage loans.

REIT Qualification

As of June 30, 2001, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provision of the Internal Revenue Code (the “Code”). The Company calculates that:

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

The Company also met all REIT requirements regarding the ownership of its common and preferred stocks and anticipates meeting the 2001 annual distribution and administrative requirements.

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

At June 30, 2001 the Company had a liquidity coverage ratio (Projected interest income divided by REIT dividends plus Advisory Fees plus Servicing Fees) of 1.50 versus 1.69 at December 31, 2000 and 1.58 at June 30, 2000.

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

FLAGSTAR CAPITAL CORPORATION

Date: August 14, 2001	/S/ Thomas J. Hammond

Thomas J. Hammond Chairman of the Board and Chief Executive Officer (Duly Authorized Officer)

/S/ Michael W. Carrie

Michael W. Carrie Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 11.	Computation of Net Earnings per Share