Form 10-Q
period 2001-09-30
FLAGSTAR CAPITAL CORP
filed 2001-11-14
CIK 1051818

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Mark One

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes       No

         As of November 13, 2001, 1,000,000 shares of the registrant’s Common Stock, $1.00 par value, were issued and outstanding and 2,300,000 shares of the registrant’s Series A Preferred Shares, $25.00 par value, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements of the Registrant are as follows:

Statements of Financial Condition — September 30, 2001 (unaudited) and December 31, 2000

Unaudited Statements of Earnings — For the three and nine months ended September 30, 2001 and September 30, 2000

Unaudited Statements of Cash Flows — For the three and nine months ended September 30, 2001 and September 30, 2000

Condensed Notes to Financial Statements — unaudited

Flagstar Capital Corporation
Statements of Financial Condition
(in thousands)

	September 30,	December 31,
	2001	2000

	(unaudited)
Assets

Cash and cash equivalents	$28,692	$3,736

Mortgage loans	95,896	123,262

Less: allowance for loan losses	(250)	(250)

Net mortgage loans	95,646	123,012

Investment in mortgage securities	150,000	—

Accrued interest receivable	1,464	1,534

Other assets	3,860	1,464

Total assets	$279,662	$129,746

Liabilities and Stockholders’ Equity

Liabilities

Due to parent	$506	$630

Other liabilities	79	39

Total liabilities	585	669

Stockholders’ Equity

Series A Preferred Stock — $25.00 liquidation value, 2,300,000 shares authorized and issued at September 30, 2001 and December 31, 2000	57,500	57,500

Common stock — $1.00 par value, 1,000,000 shares authorized and issued at September 30, 2001 and December 31, 2000	1,000	1,000

Additional paid in capital	220,577	70,577

Retained earnings	—	—

Total stockholders’ equity	279,077	129,077

Total liabilities and stockholders’ equity	$279,662	$129,746

The accompanying notes are an integral part of these statements.

Flagstar Capital Corporation
Unaudited Statements of Earnings
(in thousands, except per share data)

	For the quarter	For the quarter	For the nine months	For the nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Income

Interest on loans	$1,709	$2,007	$5,635	$5,628

Interest on investments	111	—	111	—

Total income	1,820	2,007	5,746	5,628

Expenses

Advisory fee expense – paid to parent	62	63	188	188

General and administrative expenses	30	30	147	109

Total expenses	92	93	335	297

Net earnings	$1,728	$1,914	$5,411	$5,331

Preferred stock dividends	$1,222	$1,222	$3,666	$3,666

Net earnings available to common stockholders	$506	$692	$1,745	$1,665

Earnings per common share	$0.51	$0.69	$1.75	$1.66

The accompanying notes are an integral part of these statements.

Flagstar Capital Corporation
Unaudited Statements of Cash Flows
(in thousands)

	For the nine	For the nine
	months ended	months ended
	September 30,	September 30,
	2001	2000

Operating Activities

Net earnings	$5,411	$5,331

Adjustments to reconcile net earnings to net cash provided by operating activities

Decrease (increase) in accrued interest receivable	70	(92)

Increase in other liabilities	40	2

Net cash provided by operating activities	5,521	5,241

Investing Activities

Purchase of mortgage loans	(11,660)	(12,215)

Initial investment in mortgage securities	(150,000)

Principal repayments received on mortgage loans	36,630	14,616

Net cash (used in) provided by investing activities	(125,030)	2,401

Financing Activities

Additional investment from parent	150,000	—

Dividends paid to common stockholders	(1,869)	(1,583)

Dividends paid to preferred stockholders	(3,666)	(3,666)

Net cash provided by (used in) financing activities	144,465	(5,249)

Net increase in cash and cash equivalents	24,956	2,393

Beginning cash and cash equivalents	3,736	7,456

Ending cash and cash equivalents	$28,692	$9,849

The accompanying notes are an integral part of these statements.

Flagstar Capital Corporation
Condensed Notes to Financial Statements — unaudited

Note 1. — Nature of Business

Flagstar Capital Corporation (the “Company”) is an operating subsidiary of Flagstar Intermediate Holding Company (“IHC”), a wholly-owned subsidiary of Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. The primary business of the Company is to acquire, hold, and manage residential mortgage loans that will generate net earnings that can be distributed to stockholders. The Company has elected to be treated as a Real Estate Investment Trust (“REIT”) for federal tax purposes and must satisfy various requirements as discussed herein.

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

Note 3. Significant Events

The Company removed its preferred stock listing from the Nasdaq Stock Market on July 12, 2001. On July 13, 2001, the Company moved those same shares to the New York Stock Exchange. The securities, which formerly traded under the symbol “FLGSP”, now trade under the symbol “FBC-P”.

In September, 2001, Flagstar Bank, FSB contributed it’s common stock investment in the Company to Flagstar Intermediate Holding Company, a newly formed, wholly-owned subsidiary. The purpose of the transaction is to allow the Bank greater flexibility in the manner in which the common stock of the Company is held. The change will also increase the mortgage investments the Company is allowed to invest in while still complying with various federal tax requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The principal business of the Company is to acquire, hold, and manage residential mortgage loans that will generate net earnings that can be distributed to stockholders. The Company intends to acquire all its mortgage loans from the Bank.

Results of Operation

The Company reported net earnings for the quarter ended September 30, 2001 of $1.7 million. Interest income from loans and investments was $1.8 million, which was offset by $30,000 in administrative expenses and $62,000 in advisory fees. The reported net earnings for the quarter ended September 30, 2000 were $1.9 million. Interest income from loans was $2.0 million, which was offset by $30,000 in administrative expenses and $63,000 in advisory fees during the 2000 period.

The Company reported net earnings of $5.4 million for the nine months ended September 30, 2001. Interest income from loans and investments was $5.7 million, which was offset by $147,000 in administrative expenses and $188,000 in advisory fees. For the nine months ended September 30, 2000, the Company reported $5.3 in net earnings. Interest income from loans was $5.6 million, which was offset by $109,000 in administrative expenses and $188,000 in advisory fees.

The Company reported net earnings per common share of $ 0.51 for the quarter ended September 30, 2001 and $0.69 for the quarter ended September 30, 2000. For the nine months ended September 30, 2001 and 2000, the Company reported net earnings per common share of $1.75 and $1.66, respectively.

During the quarters ended September 30, 2001 and 2000, the Company declared and paid $1,222,000 in preferred stock dividends. For the nine months ended September 30, 2001 and 2000, the Company declared and paid $3,666,000 in preferred stock dividends.

The Company declared and paid or accrued common stock distributions of $506,000 and $692,000 for the quarters ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, the Company declared and paid or accrued common stock distributions of $1,745,000 and $1,665,000, respectively.

Mortgage Loans

The Company’s residential mortgage loans (“Mortgage Loans”) consist of adjustable rate mortgages (“ARMs”), and fixed rate mortgages (“FRM’s”). Reinvestments made in Mortgage Loans will be initiated in a manner to maintain the original composition of approximately 70% ARMs and 30% FRMs. All Mortgage Loans are expected to be purchased from the Bank.

The following table gives a breakdown of the Mortgage Loans at September 30, 2001.

		Principal	Average	Interest
Product Type	Loans	Balance	Balance	Rate	WAM	WARM	% of Total

3 year ARM	89	$20,672,000	$232,271	7.246%	360	327	21.7

5 year ARM	95	24,469,000	257,568	7.336	360	328	25.7

7 year ARM	78	18,106,000	232,137	6.942	360	323	19.0

15 year Fixed	142	11,895,000	83,767	6.528	180	145	12.5

30 year Fixed	155	19,926,000	128,553	6.951	360	320	21.1

Total	559	$95,068,000	$170,069	7.060%	337	301	100.0%

Allowance for Loan Losses

The Company’s allowance for loan losses was $250,000 at September 30, 2001. Management has based the allowance on assessments of relevant factors including the types and amount of delinquent loans, historical loss experience on types of loans experienced by the Bank, and current economic conditions. Management is of the opinion that the allowance for loan losses is adequate to meet potential losses in the portfolio. The Company’s non-performing assets consisted of two mortgage loans totaling $413,180, or 0.43%, of the portfolio, at September 30, 2001. The Company, in accordance with applicable disclosure requirements, defines an asset as non-performing if it meets any of the following criteria: 1) a loan more than 90 days past due; 2) real estate acquired in a settlement of a loan; or 3) a restructured loan whose terms have been modified due to the borrower’s inability to pay as contractually specified including loans the Company has classified as impaired. Loans are generally placed into non-accrual status when they become 90 days delinquent.

The Company had a $250,000 allowance for loan losses at December 31, 2000. The Company’s non-performing loans were limited to two mortgage loans totaling $602,145, or 0.49%, of the portfolio, at December 31, 2000 The Company has certain representations and warranties from the Bank, which are related to the performance of the Mortgage Loans.

The Bank, in its role as Advisor, has implemented comprehensive internal asset review systems to provide for early detection of problem assets. Although this system will not eliminate future losses due to unanticipated declines in the real estate market or economic downturns, it should provide for timely identification of any losses created from problem loans.

Activity within the Allowance for Loan Losses

Balance, January 1, 2001	$250,000

Provision for loan losses	—

Charge-offs, net of recoveries	—

Balance, September 30, 2001	$250,000

Investment in Mortgage Securities

During September, 2001, the Company invested $150 million in mortgage securities owned by Flagstar, LLC, a second-tier subsidiary of the Bank. The mortgage securities currently have a yield of 7.400% and interest payments are made monthly to the Company. The mortgage securities are managed and serviced by the Bank.

Liquidity

The objective of maintaining liquidity within the Company is to ensure the availability of sufficient cash flows to meet all of the Company’s financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT.

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

During September 2001, the Company received an additional capital investment from its parent company, IHC, of $150 million. This additional capital was used to purchase REIT qualifying mortgage securities from Flagstar LLC, a second-tier subsidiary of the Bank.

During May 2001, the Company purchased from the Bank $11.7 million in principal balance of residential mortgage loans at a purchase price of $11.8 million, their fair value. During May 2000, the Company purchased from the Bank $12.2 million in principal balance of residential mortgage loans at a purchase price of $12.3 million, their fair value.

For the quarters ended September 30, 2001 and 2000, the Company received repayments of principal from mortgage loans totaling approximately $17.2 million and $8.0 million, respectively. For the nine months ended September 30, 2001 and 2000, the Company received principal repayments from mortgage loans totaling approximately $36.6 million and $14.6 million, respectively.

The Company does not anticipate any material capital expenditures other than for the acquisition of additional residential mortgage loans.

REIT Qualification

As of September 30, 2001, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provision of the Internal Revenue Code (the “Code”). The Company calculates that:

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

At September 30, 2001 the Company had a liquidity coverage ratio (Projected interest income divided by REIT dividends plus Advisory Fees plus Servicing Fees) of 1.41 versus 1.69 at December 31, 2000 and 1.55 at September 30, 2000.

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

FLAGSTAR CAPITAL CORPORATION

Date: November 12, 2001	/s/ Thomas J. Hammond Thomas J. Hammond Chairman of the Board and Chief Executive Officer (Duly Authorized Officer)

/s/ Michael W. Carrie Michael W. Carrie Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
11	Computation of Net Earnings per Share