Form 10-K405
period 2001-12-31
FLAGSTAR CAPITAL CORP
filed 2002-03-29
CIK 1051818

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2001
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 0-22353

FLAGSTAR CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Michigan	38-3386801
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

5151 Corporate Drive, Troy, Michigan	48098-2639
(Address of principal executive offices)	(Zip Code)

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

Yes  ✓                No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒

     As of March 27, 2002, 1,000,000 shares of the registrant’s Common Stock, $1.00 par value, were issued and outstanding and 2,300,000 shares of the registrant’s Series A Preferred Shares, $25.00 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     NONE.

      When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, or similar expressions are intended to identify “forward looking statement” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

PART I

ITEM 1: BUSINESS

General

      Flagstar Capital Corporation (the “Company”) was incorporated in Michigan in June 1995 and remained dormant until reorganized in December 1997. The Company was formed by Flagstar Bank, FSB (the “Bank”), a federally chartered savings bank, to provide the Bank and its parent holding company and sole stockholder, Flagstar Bancorp, Inc. (“Flagstar”), with a means of raising capital for bank regulatory purposes in a cost-effective manner.

      The principal business of the Company is to acquire and hold residential mortgage loans (“Mortgage Loans”) that will generate net income for distribution to stockholders. The Company intends to acquire all its Mortgage Loans from the Bank, consisting of whole loans secured by first mortgages on single-family residential real estate properties. The residential mortgage loans consist of Adjustable Rate Mortgages (“ARMs”) and Fixed Rate Mortgages (“FRMs”).

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

      On May 24, 1998, in response to the underwriters exercising their over-allotment option, the Company issued an additional 300,000 shares of its Series A Preferred Shares to the public and 500,000 shares of Common Stock to the Bank, providing additional gross proceeds totaling $17.0 million.

      The Company used the net proceeds raised from the initial public offering of the Series A Preferred Shares and the sale of the Common Stock to the Bank to purchase from the Bank the Company’s initial portfolio of $113.5 million of Mortgage Loans (“Initial Portfolio”). The Company’s Initial Portfolio consisted of ARMs and FRMs. Reinvestments made in Mortgage Loans have been and will continue to be made with a composition of Mortgage Loans that will allow the Company to maintain the original composition of approximately 70% ARMs and 30% FRMs. Mortgage Loans are purchased from the Bank on a fair value basis.

      The Company removed its preferred stock listing from the Nasdaq Stock Market on July 12, 2001. On July 13, 2001, the Company moved those same shares to the New York Stock Exchange. The securities, which formerly traded under the symbol “FLGSP”, now trade under the symbol “FBC-P”.

      In September 2001, the Bank contributed it’s common stock investment in the Company to Flagstar Intermediate Holding Company (“IHC”), a newly formed, wholly-owned subsidiary. The purpose of the transaction is to allow the Bank greater flexibility in the manner in which the common stock of the Company is held. The change will also increase the mortgage investments the Company is allowed to invest in while still complying with various federal tax requirements. At the same time, IHC contributed $150 million of equity to the Company. The Company then invested the proceeds in a 15% interest in mortgage securities 100% owned by Flagstar LLC.

      In order to preserve its status as a real estate investment trust (“REIT”) under the Internal Revenue Service Code (“Code”), the Company must distribute annually at least 90% (95% in taxable years prior to January 1, 2001) of its “REIT taxable income” (excluding capital gains) to stockholders and meet certain capital ownership and administrative tests as defined by the Code. The Company must also annually satisfy three gross income requirements. First, at least 75% of the Company’s gross income for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property or from certain types of temporary investments. Second, at least 95% of the Company’s gross income for each taxable year must be derived from the above described real property investments and from dividends, interest, and gain from the sale or other disposition of stock or securities and certain other types of gross income. Third, short-term gains from the sale or other disposition of stock or securities, and gains on the sale or other disposition of real property held for less than four years (apart from involuntary conversions and sales of foreclosure property) from the date of acquisition must represent less than 30% of the Company’s gross income for each taxable year.

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

      The Company is authorized to issue up to 1,000,000 shares of Common Stock and 2,300,000 shares of Preferred Stock, $25 par value per share (“Preferred Stock”). All of the 1,000,000 shares of Common Stock and all of the 2,300,000 shares of Preferred Stock have been issued. IHC owns 100% of the Company’s 1,000,000 shares of Common Stock outstanding at December 31, 2001 and, accordingly, there is no trading market for the Company’s Common Stock. In addition, IHC intends that, as long as any Series A Preferred Shares are outstanding, it will maintain ownership of the outstanding Common Stock of the Company. All voting rights are vested in the Common Stock. The holder of Common Stock is entitled to one vote per share. Holders of Common Stock are entitled to receive dividends when, and if declared by the Board of Directors of the Company out of funds legally available. No dividends or other distributions may be made with respect to the Common Stock as long as any shares of Preferred Stock are outstanding and the full dividends on those shares have been paid. The Company must distribute annually at least 90% (95% in taxable years prior to January 1, 2001) of its annual “REIT taxable income” to stockholders. In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after there have been set aside for the holders of Preferred Stock the full preferential amounts to which such holders are entitled, the holders of Common Stock will be entitled to any assets remaining after the payment of all debts and liabilities.

Restrictions on Ownership and Transfer:

      The Company’s Certificate of Incorporation contains certain restrictions on the number of shares of Common Stock and Preferred Stock that individual stockholders may own. For the Company to qualify as a REIT under the Code, no more than 50% in number or value of its outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of a taxable year or during a proportionate part of a shorter taxable year (the “Five or Fewer Test”). The capital stock of the Company must also be beneficially owned by 100 or more persons during at least 335 days of a taxable year or during a proportionate part of a shorter taxable year (the “One Hundred Person Test”). IHC’s ownership of 100% of the shares of Common Stock of the REIT will not adversely affect the Company’s REIT qualification because each stockholder of Flagstar Bancorp, Inc. (the sole stockholder of the Bank, IHC’s parent) counts as a separate beneficial owner for purposes of the Five or Fewer Test and the capital stock of Flagstar Bancorp, Inc. is widely held. Further, the Certificate of Incorporation of the Company contains restrictions on the acquisition of Preferred Stock intended to ensure compliance with the One Hundred Persons Test. Such provisions include a restriction that if any transfer of shares of capital stock of the Company would cause the Company to be beneficially owned by fewer than 100 persons, such transfer shall be null and void and the intended transferee will acquire no rights to the stock.

Common Stock

      There is no established public trading market in the Common Stock. As of March 20, 2002, there were 1,000,000 issued and outstanding shares of Common Stock held by one stockholder, IHC. The following table reflects the distributions paid or payable by the Company on the Common Stock for each quarter during the years ended December 31, 2001, 2000, and 1999.

For the Quarters ended:	2001	2000	1999

March 31	$670,046	$438,526	$556,060
June 30	$568,702	$535,188	$403,897
September 30	$506,576	$692,077	$657,978
December 31	$2,789,353	$629,915	$609,887

Preferred Stock

      The Series A Preferred Shares are listed on the New York Stock Exchange, under the trading symbol “FBC-P”. As of March 27, 2002, there were 2,300,000 issued and outstanding Series A Preferred Shares held by approximately 136 shareholders. The following table reflects the respective high and low sales prices for the Series A Preferred Shares for each quarter of 2001, 2000, and 1999. The table also indicates the distributions paid by the Company for each quarter.

Quarter ended	High Price	Low Price	Closing Price	Distribution

December 31, 2001	$25.600	$24.650	$25.200	$1,221,875
September 30, 2001	$25.400	$24.150	$24.750	$1,221,875
June 30, 2001	$25.100	$24.150	$24.700	$1,221,875
March 31, 2001	$25.000	$22.500	$24.500	$1,221,875
December 31, 2000	$22.625	$20.500	$22.125	$1,221,875
September 30, 2000	$22.250	$18.188	$22.250	$1,221,875
June 30, 2000	$19.375	$17.875	$18.250	$1,221,875
March 31, 2000	$20.125	$18.250	$19.000	$1,221,875
December 31, 1999	$23.500	$18.250	$18.750	$1,221,875
September 30, 1999	$24.875	$23.500	$23.500	$1,221,875
June 30, 1999	$25.000	$24.188	$24.688	$1,221,875
March 31, 1999	$24.500	$23.688	$24.125	$1,221,875

ITEM 6: SELECTED FINANCIAL DATA

	At or for the years ended December 31,

	2001	2000	1999

	(In thousands)
Summary of Statement of Earnings:
Net interest income	$9,888	$7,572	$7,258
Net earnings	$9,422	$7,183	$6,865
Net earnings available to common stockholders	$4,534	$2,296	$1,978
Net earnings per common share	$4.53	$2.29	$1.98
Summary of Statement of Financial Condition:
Mortgage loans, net	$119,532	$123,012	$118,255
Investment in mortgage securities	$117,612	$—	$—
Total assets	$283,152	$129,746	$129,722
Total stockholder’s equity	$279,077	$129,077	$129,077
Other data:
Dividends paid on preferred stock	$4,887	$4,887	$4,887
Shares of preferred stock outstanding	2,300	2,300	2,300
Shares of common stock outstanding	1,000	1,000	1,000
Average yield on mortgage loans	6.876%	7.114%	6.784%
Average yield on investment in mortgage securities	7.126%	—%	—%

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Flagstar Capital Corporation was formed by Flagstar Bank, FSB, a federally chartered savings bank, to provide the Bank and its parent holding company and sole stockholder, Flagstar Bancorp, Inc., with a means of raising capital for bank regulatory purposes in a cost-effective manner.

      The principal business of the Company is to acquire and hold residential mortgage loans that will generate net income for distribution to stockholders. The Company intends to acquire all its Mortgage Loans from the Bank, consisting of whole loans secured by first mortgages on single-family residential real estate properties. The residential mortgage loans consist of Adjustable Rate Mortgages (“ARMs”), and Fixed Rate Mortgages (“FRMs”).

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

      In September, 2001, the Bank contributed it’s common stock investment in the Company to Flagstar Intermediate Holding Company, a newly formed, wholly-owned subsidiary. The purpose of the transaction is to allow the Bank greater flexibility in the manner in which the common stock of the Company is held. The change will also increase the mortgage investments the Company is allowed to invest in while still complying with various federal tax requirements. At the same time, IHC contributed $150 million of equity to the Company. The Company then invested the proceeds in a 15% interest in mortgage securities 100% owned by Flagstar LLC.

Results of Operations

      The Company reported net earnings for the year ended December 31, 2001 of $9.4 million, compared to $7.2 million and $6.9 million for the years ended December 31, 2000 and 1999, respectively. For the year ended December 31, 2001, interest income totaled $9.9 million of which $7.4 million was from mortgage loans and $2.5 million was from investments in mortgage securities. Offsetting expenses were comprised of $250,000 in advisory fees, $3,000 in outside director fees and $213,000 in administrative expenses. In comparison, interest income from mortgage loans was $7.6 million for the year ended December 31, 2000, which was offset by $250,000 in advisory fees, $6,000 in outside director fees and $133,000 in other administrative expenses. For the year ended December 31, 1999, interest income from mortgage loans was $7.5 million, which was offset by $250,000 in provision for loan losses, $250,000 in advisory fees, $3,000 in outside director fees and $139,000 in other administrative expenses. The Company reported earnings per common share of $4.53, $2.29 and $1.98 per share for the years ended December 31, 2001, 2000 and 1999, respectively.

      The Company declared and paid $4,887,000 in preferred stock dividends for each of the years ended December 31, 2001, 2000 and 1999, respectively.

      The Company declared and paid or accrued common stock distributions of $4,535,000, $2,296,000, and $2,228,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Mortgage Loans

      As of December 31, 2001, the Company owned Mortgage Loans with a principal balance of $118,902,000. This amount represents the principal amount of mortgage loans purchased with the Initial Portfolio remaining plus the principal amount of mortgage loans purchased during the period beginning at February 24, 1998 to December 31, 1998 and for the years ended December 31, 1999, 2000 and 2001. Purchases were made to replace principal amortizations and payoffs in the portfolio. All Mortgage Loans were purchased from the Bank. In conjunction with the purchase of these Mortgage Loans the Company paid a premium amount equal to $270,000, $109,000 and $277,000 for the years ended December 31, 2001, 2000 and

1999, respectively. This premium amount is recorded by the Company as an adjustment to the basis of the Mortgage Loans.

      The following table reflects the composition of Mortgage Loans at December 31, 2001:

		Principal	Average	Average
Product Type	Loans	Balance	Balance	Yield	WAM	WARM	% of Total

3 year ARM	114	$36,362,000	$318,965	6.817%	360	342	30.6%
5 year ARM	81	23,607,000	291,445	7.197	360	332	19.9
7 year ARM	108	33,556,000	310,714	6.800	357	339	28.2
15 year Fixed	125	10,272,000	82,176	6.522	180	142	8.6
30 year Fixed	122	15,105,000	123,812	6.917	360	317	12.7

Total	550	$118,902,000	$216,185	6.876%	343	318	100.0%

      The following table reflects the composition of Mortgage Loans at December 31, 2000:

		Principal	Average	Average
Product Type	Loans	Balance	Balance	Yield	WAM	WARM	% of Total

3 year ARM	124	$31,501,000	$254,048	7.581%	360	332	25.8%
5 year ARM	107	28,619,000	267,464	7.093	360	333	23.4
7 year ARM	98	23,930,000	244,182	6.998	360	332	19.6
15 year Fixed	156	13,615,000	87,274	6.523	180	153	11.2
30 year Fixed	186	24,476,000	131,590	6.976	360	351	20.0

Total	671	$122,141,000	$182,028	7.114%	340	314	100.0%

Allowance for Loan Losses

      The Company’s allowance for loan losses remained the same at $250,000 at December 31, 2001. Management has based the allowance on assessments of relevant factors including the types and amount of delinquent loans, historical loss experience on such types of loans experienced by the Bank, and current economic conditions. Management is of the opinion that the allowance for loan losses is adequate to meet potential losses in the portfolio. The Company’s non-performing assets consisted of three mortgage loans totaling $1,250,000 or 1.05% of the portfolio, at December 31, 2001. The Company, in accordance with applicable disclosure requirements, defines an asset as non-performing if it meets any of the following criteria: 1) a loan more than 90 days past due; 2) real estate acquired in a settlement of a loan; or 3) a restructured loan whose terms have been modified due to the borrower’s inability to pay as contractually specified including loans the Company has classified as impaired. Loans are generally placed into non-accrual status when they become 90 days delinquent. Gross interest income of approximately $32,000 would have been recorded in 2001 on non-accrual loans if the loans had performed in accordance with their original terms.

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

Activity within the Allowance for Loan Losses

Balance, January 1, 2001	$250,000
Provision for loan losses	—
Charge-offs, net of recoveries	—

Balance, December 31, 2001	$250,000

Investment in Mortgage Securities

      During September 2001, the Company invested in mortgage securities owned by Flagstar, LLC, a second-tier subsidiary of the Bank. The Company currently has a 15% interest in these mortgage securities, which is equal to $117.6 million. The mortgage securities currently have a yield of 7.126% and interest payments are made monthly to the Company. The mortgage securities are managed and serviced by the Bank.

Interest Rate Risk

      The Company’s income consists primarily of interest payments on Mortgage Loans and mortgage securities. Currently, the Company does not use any derivative products to manage interest rate risk. If there is a decline in interest rates (as measured by the indices upon which the interest rates of the ARMs are based), then the Company will experience a decrease in income available to be distributed to its stockholders. There can be no assurance that an interest rate environment in which there is a significant decline in interest rates, over an extended period of time, would not adversely affect the Company’s ability to pay dividends on the Series A Preferred Shares.

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

      The following table shows Mortgage Loans by geographic area as of December 31, 2001:

	Principal	Percent
Location	Balance	Of Total

Michigan	$25,974,000	21.8%
Washington	13,663,000	11.5
California	12,280,000	10.3
Colorado	10,132,000	8.5
Texas	9,010,000	7.6
Oregon	4,877,000	4.1
Other	42,966,000	36.2 *

Total	$118,902,000	100.0%

*	No other state has more than 3% of the total Mortgage Loan portfolio

      Approximately 43.8% of the Company’s total Mortgage Loans are secured by residential real estate properties located in Michigan, Washington and California. Consequently, a high concentration of residential mortgage loans in these three states, may subject the Company to a greater risk of default in the event of adverse economic, political or business developments and natural hazards in Michigan, Washington and California that may affect the ability of residential property owners in these three states to make payments of principal and interest on the underlying mortgages.

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

ITEM 7a:

Market Risk

      The Company considers that its primary business objective is to ensure the availability of sufficient cash flows to meet the obligations mandated by the Series A Preferred Shares. In managing its investments, the Company accepts a certain credit risk exposure and assumes some interest rate risk.

      Interest rate risk generally refers to the potential volatility in net interest income resulting from changes in interest rates. The Company’s risk occurs when it must replace amortized loans with current production mortgages. These replacement loans are chosen in a manner to maintain an interest rate risk posture similar to the Initial Portfolio. The Company must monitor the ratio of fixed costs (the Series A Preferred Shares’ dividends, advisory fees, and servicing costs) to the interest income potential of the Mortgage Loans. When, in management’s opinion, the coverage ratio is at risk of being depleted, the Company must look to its parent company, IHC, for support or utilize the investment powers of the Company.

      The Company will record higher levels of interest income in a rising interest rate environment and will experience declining interest income during periods of falling interest rates. This happens because the Company’s assets reprice while the Series A Preferred Shares have a fixed cost of 8.5%.

      At December 31, 2001 the Company had a coverage ratio (Projected interest income divided by REIT dividends plus Advisory fees plus Servicing Fees) of 3.19 compared to 1.69 at December 31, 2000 and 1.54 at December 31, 1999.

REIT Qualification

      As of December 31, 2001, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code. The Company calculates:

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Flagstar Capital Corporation

      We have audited the accompanying balance sheets of Flagstar Capital Corporation as of December 31, 2001 and 2000 and the related statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flagstar Capital Corporation as of December 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with auditing standards generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Southfield, Michigan

February 14, 2002

FLAGSTAR CAPITAL CORPORATION

BALANCE SHEETS

(in thousands)

	At December,

	2001	2000

ASSETS
Cash	$2,022	$3,736
Mortgage loans	119,782	123,262
Allowance for loan losses	250	250

Net mortgage loans	119,532	123,012
Investment in mortgage securities	117,612	—
Other investments	32,388	—
Accrued interest receivable	1,897	1,534
Loan payments in process — due from parent	8,980	1,464
Other assets	721	—

Total assets	$283,152	$129,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Due to parent	$2,789	$630
Other liabilities	1,286	39

Total liabilities	4,075	669
Stockholders’ equity
Series A preferred stock — $25.00 liquidation value, 2,300,000 shares authorized and issued at December 31, 2001 and 2000	57,500	57,500
Common stock — $1.00 par value, 1,000,000 shares authorized and issued at December 31, 2001 and 2000	1,000	1,000
Additional paid in capital	220,577	70,577
Retained earnings	—	—

Total stockholders’ equity	279,077	129,077

Total liabilities and stockholders’ equity	$283,152	$129,746

The accompanying notes are an integral part of these statements.

FLAGSTAR CAPITAL CORPORATION

STATEMENTS OF EARNINGS

(in thousands, except per share data)

	For the years ended
	December 31,

	2001	2000	1999

Interest income
Interest on mortgage loans	$7,371	$7,572	$7,508
Interest on mortgage securities	2,517	—	—

Total interest income	9,888	7,572	7,508
Provision for loan losses	—	—	250

Net interest income	9,888	7,572	7,258
Expenses
Advisory fee expense — paid to parent	250	250	250
Other general and administrative expenses	216	139	143

Total expenses	466	389	393

Net earnings	$9,422	$7,183	$6,865
Preferred stock dividends	4,887	4,887	4,887

Net earnings available to common stockholders	$4,535	$2,296	$1,978

Earnings per common share	$4.53	$2.29	$1.98

The accompanying notes are an integral part of these statements.

FLAGSTAR CAPITAL CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Series A		Additional		Total
	Preferred	Common	Paid in	Retained	Stockholders’
	Stock	Stock	Capital	Earnings	Equity

Balance at January 1, 1999	$57,500	$1,000	$70,827	$—	$129,327
Net earnings				6,865	6,865
Dividends paid on the 8.50% Non Cumulative Series A Preferred Shares				(4,887)	(4,887)
Distributions paid or payable to common stockholder ($2.23 per share)			(250)	(1,978)	(2,228)

Balance at December 31, 1999	57,500	1,000	70,577	—	129,077
Net earnings				7,183	7,183
Dividends paid on the 8.50% Non Cumulative Series A Preferred Shares				(4,887)	(4,887)
Distributions paid or payable to common stockholder ($2.29 per share)				(2,296)	(2,296)

Balance at December 31, 2000	57,500	1,000	70,577	—	129,077
Additional investment from parent			150,000		150,000
Net earnings				9,422	9,422
Dividends paid on the 8.50% Non Cumulative Series A Preferred Shares				(4,887)	(4,887)
Distributions paid or payable to common stockholder ($4.53 per share)				(4,535)	(4,535)

Balance at December 31, 2001	$57,500	$1,000	$220,577	$—	$279,077

The accompanying notes are an integral part of these statements.

FLAGSTAR CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,

	2001	2000	1999

Operating activities
Net earnings	$9,422	$7,183	$6,865
Adjustments to reconcile net earnings to net cash provided by operating activities
Provision for loan losses	—	—	250
Increase in accrued interest receivable	(363)	(133)	(93)
Increase in other assets	(721)	—	—
Increase in other liabilities	1,247	4	10

Net cash provided by operating activities	9,585	7,054	7,032
Investing activities
Net change in investment in mortgage securities	(117,612)	—	—
Net change in other investments	(32,388)	—	—
Purchase of mortgage loans	(56,574)	(24,521)	(35,530)
Principal repayments received on mortgage loans	52,538	20,911	36,192

Net cash (used in) provided by investing activities	(154,036)	(3,610)	662
Financing activities
Additional investment in parent	150,000	—	—
Dividends paid to common stockholder	(2,376)	(2,277)	(2,340)
Dividends paid to preferred stockholders	(4,887)	(4,887)	(4,887)

Net cash provided by (used in) financing activities	142,737	(7,164)	(7,227)

Net (decrease) increase in cash	(1,714)	(3,720)	467
Beginning cash	3,736	7,456	6,989

Ending cash	$2,022	$3,736	$7,456

The accompanying notes are an integral part of these statements

FLAGSTAR CAPITAL CORPORATION

Notes to the Financial Statements

Note 1 — Nature of Business

      Flagstar Capital Corporation (the “Company”) is a wholly-owned operating subsidiary of Flagstar Intermediate Holding Company (“IHC”). IHC is a wholly-owned subsidiary of Flagstar Bank, FSB (the “Bank”) a federally chartered stock savings bank, which itself is a wholly-owned subsidiary of Flagstar Bancorp, Inc (“Flagstar”) a financial services holding company. The Company is a Michigan corporation, which commenced operations on February 24, 1998. The Company’s primary business consists of acquiring, holding, and managing residential mortgage loans.

      On February 24, 1998, the Company offered to the public and sold 2,000,000 shares of the Company’s 8.50% noncumulative Series A, $25 liquidation value per share, preferred stock. The sale provided gross proceeds totaling $50.0 million (the “Series A Preferred Shares”). The Company also sold to the Bank, 499,900 shares of the Company’s common stock (the “Common Stock”), $1.00 par value, providing proceeds totaling $65.5 million

      On May 24, 1998, in response to the underwriters exercising their over-allotment option, the Company issued additional 300,000 shares of its Series A Preferred Shares to the public and 500,000 shares of Common Stock to the Bank, providing additional gross proceeds of $17.0 million.

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

      In September 2001, the Bank contributed it’s common stock investment in the Company to Flagstar Intermediate Holding Company (“IHC”), a newly formed, wholly-owned subsidiary. The purpose of the transaction is to allow the Bank greater flexibility in the manner in which the common stock of the Company is held. The change will also increase the mortgage investments the Company is allowed to invest in while still complying with various federal tax requirements. At the same time IHC contributed $150 million of equity to the Company. The Company then invested $150 million, a 15% interest, in mortgage securities and other net assets of Flagstar LLC, an 85% owned subsidiary of IHC.

Note 2 — Summary of Significant Accounting Policies

     Mortgage loans:

      Mortgage loans are carried at the principal amount outstanding, net of any purchase discount or premium. The amortization of premiums or discounts is recorded as an adjustment to interest income using a method, which approximates the interest method.

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

FLAGSTAR CAPITAL CORPORATION

Notes to the Financial Statements — (Continued)

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

     Allowance for loan losses:

      An allowance for loan losses is provided when a risk of loss is inherent in the credit extension process. An allowance is a general allowance and is based on a periodic review and analysis of the Mortgage Loans. The periodic analysis will include consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio, economic conditions and market conditions, prior loss experience, results of periodic credit reviews of the portfolio, and any guarantees provided by the seller of the loans. The allowance for loan losses is increased by provisions for losses charged against income and is reduced by charge-offs, net of recoveries. Charge-offs are recorded when, in the judgment of management, an extension of credit is deemed uncollectible, in whole or in part. As of December 31, 2001 and 2000 the allowance for loan losses totaled $250,000.

     Investment in mortgage securities:

      The Company’s investment in mortgage securities represents a 15% interest in mortgage loans owned by Flagstar LLC. This investment is carried at the principal amount of the outstanding underlying mortgage loans net of unearned purchase discount or premium. These mortgages are similar in characteristics to the mortgage loans owned directly by the Company.

     Other investments:

      These investments represent the 15% interest in accrued interest receivable and other net assets of Flagstar LLC.

     Cash:

      The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. At December 31, 2001 and 2000, the Company’s cash was held in the custody of the Bank.

     Offering costs:

      Costs incurred in connection with the raising of capital through the sale of preferred stock were recorded as an adjustment to the additional paid in capital of the Company.

FLAGSTAR CAPITAL CORPORATION

Notes to the Financial Statements — (Continued)

     Dividends:

          Preferred stock

      Dividends on the Series A Preferred Shares are non-cumulative. The stock was issued on February 24, 1998. Quarterly dividends are payable on the last business day of March, June, September and December at a rate of 8.50% per annum of the initial liquidation preference ($25.00 per share).

          Common stock

      Stockholders are entitled to receive dividends when, and if declared by the Board of Directors, out of funds available after the preferred dividends have been paid.

     Earnings per common share:

      Earnings per common share are computed by dividing net income after preferred dividends by the weighted average number of common shares outstanding. There are no dilutive securities, which would require a diluted earnings per share computation. The Company had 1,000,000 weighted average shares outstanding during 2001, 2000 and 1999, respectively.

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

     Use of estimates:

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

     Recently issued accounting standards:

      In June of 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations.” Statement 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. In June of 2001, the FASB also issued Statement No. 142,“Goodwill and Other Intangible Assets” which is effective generally beginning January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but, instead, tested for impairment at least annually in accordance with the provisions of the statement. The Company has no goodwill at December 31, 2001; therefore the adoption of these statements will not impact the Company’s results of operations or financial position.

      In June of 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations.” Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the remaining useful life of the related asset.

FLAGSTAR CAPITAL CORPORATION

Notes to the Financial Statements — (Continued)

Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. Statement 143 is effective for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to impact the Company’s results of operations or financial position.

      In August of 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Statement 144 supersedes certain previously issued accounting pronouncements. The statement was issued to establish a single accounting model for long-lived assets to be disposed of by sale. It broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Statement 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. The statement is effective prospectively for fiscal years beginning after December 15, 2001 and will only impact the Company if future transactions occur that involve disposal of long-lived assets.

Note 3 — Mortgage Loans

      The following reflects the composition of Mortgage Loans at December 31,:

	2001	2001	2000	2000
Product Type	Balance	% of Total	Balance	% of Total

3 year ARM	$36,362,000	30.6%	$31,501,000	31.2%
5 year ARM	23,607,000	19.9	28,619,000	20.4
7 year ARM	33,556,000	28.2	23,930,000	18.2

Subtotal ARM	93,525,000	78.7	84,050,000	69.8

15 year Fixed	10,272,000	8.6	13,615,000	11.3
30 year Fixed	15,105,000	12.7	24,476,000	18.9

Subtotal Fixed	25,377,000	21.3	38,091,000	30.2

Total Mortgage Loans	$118,902,000	100.0%	$122,141,000	100.0%

Unamortized premium	880,000		1,121,000
Allowance for loan losses	(250,000)		(250,000)

Total	$119,532,000		$123,012,000

      Properties collateralizing Mortgage Loans are geographically disbursed throughout the United States. As of December 31, 2001, approximately 21.8% of these properties are located in Michigan (measured by principal balance), 11.5% are located in the state of Washington and another 10.3% are located in the state of California. No other state contains more than 10% of the properties collateralizing these loans.

Note 4 — Related Party Transactions

      The Company has entered into an Advisory Agreement (the “Advisory Agreement”) with the Bank (the “Advisor”) requiring an annual payment of $250,000. The Bank provides advice to the Board of Directors and manages the operations of the Company as defined in the Agreement. The Agreement has an initial term of five years commencing on February 24, 1998 and automatically renews for additional five year periods, unless the Company delivers a notice of non-renewal to the Bank as defined in the Advisory Agreement. Advisory fees incurred for the years ended December 31, 2001, 2000 and 1999 totaled approximately $250,000 for each year.

      The Company also entered into a servicing agreement with the Bank for the servicing of the Mortgage Loans. Pursuant to the servicing agreement, the Bank performs the servicing for the Mortgage Loans, in

FLAGSTAR CAPITAL CORPORATION

Notes to the Financial Statements — (Continued)

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

     Mortgage loans:

      The fair value of the Company’s residential mortgage loans is estimated by comparing values for similar residential mortgages sold in the secondary market.

      At December 31, 2001 and 2000, the estimated fair value of the Mortgage Loans was $121,334,000 and $121,486,000, respectively, based on the valuation technique described in the preceding paragraph.

     Investment in mortgage securities:

      The fair value of the Company’s investment in mortgage securities is estimated by comparing values for similar mortgage securities sold in the secondary market.

      At December 31, 2001 the estimated fair value of the Investment in mortgage securities was $119,621,000. The estimated fair value is based on the valuation technique described in the preceding paragraph.

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

FLAGSTAR CAPITAL CORPORATION

Notes to the Financial Statements — (Continued)

Note 6 — Quarterly Financial Data (Unaudited)

      The following table represents summarized data for each of the quarters in 2001 and 2000 (in thousands, except earnings per share data, certain per share results have been adjusted to conform the 2001 presentation):

	2001

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$4,142	$1,820	$1,889	$2,037
Provision for losses	—	—	—	—

Net interest income	4,142	1,820	1,889	2,037
Outside director fees	1	1	—	1
Management fees	63	62	63	62
Non-interest expense	67	29	35	82

Total expenses	131	92	98	145

Net earnings	4,011	1,728	1,791	1,892
Preferred stock dividends	1,222	1,222	1,222	1,222

Net earnings available to common stockholders	$2,789	$506	$569	$670

Earnings per common share	$2.79	$0.51	$0.57	$0.67

	2000

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$1,945	$2,006	$1,857	$1,764
Provision for losses	—	—	—	—

Net interest income	1,945	2,006	1,857	1,764
Outside director fees	2	3	1	1
Management fees	63	63	62	62
Non-interest expense	28	27	37	40

Total expenses	93	93	100	103

Net earnings	1,852	1,914	1,757	1,660
Preferred stock dividends	1,222	1,222	1,222	1,222

Net earnings available to common stockholders	$630	$692	$535	$438

Earnings per common share	$0.63	$0.69	$0.53	$0.44

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE

      None.

PART III

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

      The persons who are directors and executive officers of the Company are as follows:

			Director	Term
Name	Age	Position(s) Held with Company	Since	Expires

Thomas J. Hammond	58	Chairman of the Board and Chief Executive Officer	1997	2002
Mark T. Hammond	36	Vice Chairman of the Board and President	1997	2004
Michael W. Carrie	47	Director, Executive Vice President and Chief Financial Officer	1997	2003
Joan H. Anderson	51	Director and Executive Vice President	1997	2002
Mary Kay McGuire	44	Director and Secretary	1997	2003

      The independent directors of the Company are as follows:

			Director	Term
Name	Age	Position(s) Held with Company	Since	Expires

Jack Christenson	60	Director	1997	2004
Robert W. De Witt	60	Director	1997	2002

      The following sets forth the business experience and other information for each of the current directors of the Company:

Company Directors

      Thomas J. Hammond has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since its formation in 1997. Mr. Hammond serves as Chairman of the Board of Directors and the Chief Executive Officer of Flagstar Intermediate Holding Company, the parent company of Flagstar Capital Corporation.

      Mark T. Hammond has been Vice-Chairman of the Board of Directors and President of the Company since its formation in 1997. Mr. Hammond serves as Vice-Chairman of the Board of Directors and President of Flagstar Intermediate Holding Company, the parent company of Flagstar Capital Corporation. Mr. Hammond is the son of Thomas J. Hammond.

      Joan H. Anderson has been a Director and an Executive Vice President since the Company’s formation in 1997. Ms. Anderson also serves as a Director and Executive Vice President of Flagstar Intermediate Holding Company, the parent company of Flagstar Capital Corporation.

      Michael W. Carrie has served as Director, Executive Vice-President, and Chief Financial Officer since the Company’s formation in 1997. Mr. Carrie also serves as a Director, Executive Vice-President and Chief Financial Officer of Flagstar Intermediate Holding Company, the parent company of Flagstar Capital Corporation.

      Mary Kay McGuire has served as Director and Secretary of the Company since its formation in 1997. Ms. McGuire also serves as Director, Senior Vice President, and Secretary of Flagstar Intermediate Holding Company, the parent company of Flagstar Capital Corporation.

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

ITEM 11: EXECUTIVE COMPENSATION

      The Company pays the Independent Directors of the Company fees for their services as directors. The Independent Directors receive a fee of $1,200 for attendance at each meeting of the Board of Directors and $100 for each telephone meeting of the Board of Directors. The Independent Directors were paid a total of $6,000 for the year ended December 31, 2001. However, multiple fees are not paid for two or more meetings attended on the same day. The Company does not pay any compensation to its officers or employees of the Bank, or to directors who are not Independent Directors.

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

      The Bank administers the day-to-day operations of the Company and is entitled to receive fees in connection with the Advisory Agreement. Advisory fees paid to parent equaled $250,000 for each of the years ended December 31, 2001, 2000 and 1999, respectively.

      The Bank services the Mortgage Loans included in the Company’s portfolio and is entitled to receive fees in connection with the Servicing Agreement.

      The Company’s cash balance of approximately $2.0 million as of December 31, 2001 and $3.7 million as of December 31, 2000 is held in a demand deposit account with the Bank.

PART IV

ITEM 14:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	The following financial statements of the Company are included in Item 8 of this report:
Report of Independent Certified Public Accountants
Balance Sheets at December 31, 2001 and 2000
Statements of Earnings for the years ended December 31, 2001, 2000, and 1999
Statements of Stockholders’ Equity for the years ended December 31, 2001, 2000, and 1999
Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999
Notes to Financial Statements

(a)(2)	All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

(a)(3)	Exhibits: None
(b)	No reports on Form 8-K were issued during the year ended December 31, 2001.

* Filed herewith.

SIGNATURES

      Pursuant to the requirements of the section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant as duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR CAPITAL CORPORATION

Date: March 29, 2002

/s/ THOMAS J. HAMMOND

Thomas J. Hammond
Chairman of the Board and
Chief Executive Officer
(Duly Authorized Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2002.

Signature	Title

By: /s/ THOMAS J. HAMMOND Thomas J. Hammond	Chairman of the Board and Chief Executive Officer
By: /s/ MARK T. HAMMOND Mark T. Hammond	Vice Chairman of the Board and President
By: /s/ MICHAEL W. CARRIE Michael W. Carrie	Director, Executive Vice President and Chief Financial Officer
By: /s/ JOAN H. ANDERSON Joan H. Anderson	Director, Executive Vice President
By: /s/ MARY KAY MCGUIRE Mary Kay McGuire	Director and Secretary
By: /s/ JACK CHRISTENSON Jack Christenson	Director
By: /s/ ROBERT W. DEWITT Robert W. DeWitt	Director