Form 10-Q
period 2002-03-31
FLAGSTAR CAPITAL CORP
filed 2002-05-10
CIK 1051818

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Mark One

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes                No

     As of May 10, 2002, 1,000,000 shares of the registrant’s Common Stock, $1.00 par value, were issued and outstanding and 2,300,000 shares of the registrant’s Series A Preferred Shares, $25.00 par value, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

The condensed financial statements of the Registrant are as follows:

Statements of Financial Condition — March 31, 2002 (unaudited) and December 31, 2001

Unaudited Statements of Earnings — For the three months ended March 31, 2002 and March 31, 2001

Unaudited Statements of Cash Flows — For the three months ended March 31, 2002 and March 31, 2001

Condensed Notes to Financial Statements — unaudited

Flagstar Capital Corporation
Statements of Financial Condition
(In thousands)

	March 31,	December 31,
	2002	2001

Assets
Cash	$5,139	$2,022
Mortgage loans	116,243	119,782
Allowance for loan losses	250	250

Net mortgage loans	115,993	119,532
Investment in mortgage securities	139,914	117,612
Other investments	10,086	32,388
Accrued interest receivable	1,261	1,897
Loan payments in process — due from parent	6,955	8,980
Other assets	451	721

Total assets	$279,799	$283,152

Liabilities and stockholders’ equity
Liabilities
Due to parent	$631	$2,789
Other liabilities	91	1,286

Total liabilities	722	4,075
Stockholders’ equity
Series A preferred stock — $25.00 liquidation value, 2,300,000 shares authorized and issued at March 31, 2002 and December 31, 2001	57,500	57,500
Common stock — $1.00 par value, 1,000,000 shares authorized and issued at March 31, 2002 and December 31, 2001	1,000	1,000
Additional paid in capital	220,577	220,577
Retained earnings	—	—

Total stockholders’ equity	279,077	279,077

Total liabilities and stockholders’ equity	$279,799	$283,152

The accompanying notes are an integral part of these statements.

Flagstar Capital Corporation
Unaudited Statements of Earnings
(in thousands, except per share data)

	For the	For the
	quarter ended	quarter ended
	March 31,	March 31,
	2002	2001

Income
Interest on loans	$1,819	$2,037
Interest on investments	1,524	—

Total income	3,343	2,037
Expenses
Advisory fee expense — paid to parent	63	63
General and administrative expenses	28	82

Total expenses	91	145

Net earnings	$3,252	$1,892

Preferred stock dividends	$1,222	$1,222

Net earnings available to common stockholders	$2,030	$670

Earnings per common share	$2.03	$0.67

The accompanying notes are an integral part of these statements.

Flagstar Capital Corporation
Unaudited Statements of Cash Flows
(in thousands)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2002	2001

Operating Activities
Net earnings	$3,252	$1,892
Adjustments to reconcile net earnings to net cash provided by operating activities
Increase in accrued interest receivable	(33)	(37)
Decrease in other assets	258	—
Decrease in other liabilities	(1,195)	(3)

Net cash provided by operating activities	2,282	1,852
Investing Activities
Net change in investment in mortgage securities	(22,302)	—
Net change in other investments	22,302	—
Purchase of mortgage loans	(17,977)	—
Principal repayments received on mortgage loans	24,211	4,550

Net cash provided by investing activities	6,234	4,550
Financing Activities
Dividends paid to common stockholder	(4,177)	(630)
Dividends paid to preferred stockholders	(1,222)	(1,222)

Net cash used in financing activities	(5,399)	(1,852)

Net increase in cash and cash equivalents	3,117	4,550
Beginning cash and cash equivalents	2,022	3,736

Ending cash and cash equivalents	$5,139	$8,286

The accompanying notes are an integral part of these statements.

Flagstar Capital Corporation
Condensed Notes to Financial Statements-unaudited

Note 1 — Nature of Business

Flagstar Capital Corporation (the “Company”) is a subsidiary of Flagstar Intermediate Holding Company (“IHC”), a wholly-owned operating subsidiary of Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. The primary business of the Company is to acquire, hold, and manage residential mortgage loans that will generate net earnings that can be distributed to stockholders. The Company has elected to be treated as a Real Estate Investment Trust (“REIT”) for federal tax purposes and must satisfy various requirements as discussed herein.

Note 2. — Basis of Presentation

The accompanying consolidated unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit, the results of operations for the interim period herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Results of Operation

The Company recorded a 73.7% increase in net earnings for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. This increase was the result of a larger average investment in Mortgage Loans and mortgage securities during the 2002 quarter. The Company’s parent, IHC, contributed $150 million of equity during September 2001 and the Company invested in additional Mortgage Loans and mortgage securities.

The Company reported net earnings for the quarter ended March 31, 2002 of $3.3 million. Interest income from loans and investments was $3.3 million, which was offset by $28,000 in administrative expenses and $63,000 in advisory fees. The reported net earnings for the quarter ended March 31, 2001 were $1.9 million. Interest income from loans was $2.0 million, which was offset by $82,000 in administrative expenses and $63,000 in advisory fees during the 2001 period.

The Company reported net earnings per common share of $2.03 for the quarter ended March 31, 2002 and $0.67 for the quarter ended March 31, 2001.

During the quarters ended March 31, 2002 and 2001, the Company declared and paid $1,222,000 in preferred stock dividends.

The Company declared and paid or accrued common stock distributions of $2,030,000 and $670,000 for the quarters ended March 31, 2002 and 2001, respectively.

Mortgage Loans

The Company’s residential mortgage loans (“Mortgage Loans”) consist of adjustable rate mortgages (“ARMs”), and fixed rate mortgages (“FRM’s”). Reinvestments made in Mortgage Loans will be initiated in a manner to maintain the original composition of approximately 70% ARMs and 30% FRMs. All Mortgage Loans are expected to be purchased from the Bank.

The following table gives a breakdown of the Mortgage Loans at March 31, 2002.

		Principal	Average	Interest
Product Type	Loans	Balance	Balance	Rate	WAM	WARM	% of Total

3 year ARM	98	$29,181,000	$297,762	6.665%	360	339	25.3
5 year ARM	97	32,017,000	330,074	6.744	358	341	27.7
7 year ARM	97	31,301,000	322,687	6.741	357	338	27.1
15 year Fixed	119	9,636,000	80,979	6.520	180	140	8.3
30 year Fixed	109	13,442,000	123,323	6.910	360	314	11.6

Total	520	$115,577,000	$222,264	6.724%	344	320	100.0%

Allowance for Loan Losses

The Company’s allowance for loan losses was $250,000 at March 31, 2002. Management has based the allowance on assessments of relevant factors including the types and amount of delinquent loans, historical loss experience on such types of loans experienced by the Bank, and current economic conditions. Management is of the opinion that the allowance for loan losses is adequate to meet potential losses in the portfolio. The Company’s non-performing assets consisted of two mortgage loans totaling $394,094, or 0.34%, of the portfolio, at March 31, 2002. The Company, in accordance with applicable disclosure requirements, defines an asset as non-performing if it meets any of the following criteria: 1) a loan more than 90 days past due; 2) real estate acquired in a settlement of a loan; or 3) a restructured loan whose terms have been modified due to the borrower’s inability to pay as contractually specified including loans the Company has classified as impaired. Loans are generally placed into non-accrual status when they become 90 days delinquent.

The Company had a $250,000 allowance for loan losses at December 31, 2001. The Company’s non-performing loans were limited to three mortgage loans totaling $1,250,000, or 1.05%, of the portfolio, at December 31, 2001. The Company has certain representations and warranties from the Bank, which are related to the performance of the Mortgage Loans.

The Bank, in its role as Advisor, has implemented comprehensive internal asset review systems to provide for early detection of problem assets. Although this system will not eliminate future losses due to unanticipated declines in the real estate market or economic downturns, it should provide for timely identification of any losses created from problem loans.

Activity within the Allowance for Loan Losses

Balance, December 31, 2001	$250,000
Provision for loan losses	—
Charge-offs, net of recoveries	—

Balance, March 31, 2002	$250,000

Investment in Mortgage Securities

During September 2001, the Company invested in mortgage securities owned by Flagstar, LLC, a second-tier subsidiary of the Bank. The Company currently has a 15% interest in these mortgage securities, which is equal to $139.9 million. The mortgage securities currently have a yield of 6.778% and interest payments are made monthly to the Company. The mortgage securities are managed and serviced by the Bank.

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

During the quarter ended March 31, 2002, the Company purchased from the Bank $18.0 million in principal balance of residential mortgage loans at a purchase price of $18.2 million, their fair value. During the quarter ended March 31, 2001, the Company did not purchased any residential mortgage loans from the Bank.

For the quarters ended March 31, 2002 and 2001, the Company received repayments of principal from mortgage loans totaling approximately $24.2 million and $4.5 million, respectively.

At March 31, 2002 the Company had a liquidity coverage ratio (Projected interest income divided by REIT dividends plus Advisory Fees plus Servicing Fees) of 3.37 versus 3.19 at December 31, 2001 and 1.58 at March 31, 2001.

The Company does not anticipate any material capital expenditures other than for the acquisition of additional residential mortgage loans.

REIT Qualification

As of March 31, 2002, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provision of the Internal Revenue Code (the “Code”). The Company calculates that:

•	Its Qualified REIT Assets, as defined in the Code, are approximately 100% of its total assets, as compared to the federal tax requirements that at least 75% of its total assets must be Qualified REIT Assets.

•	100% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 90% source of income test under the REIT rules.

•	None of the revenue was subject to the 30% income limitation under the REIT rules.

The Company also met all REIT requirements regarding the ownership of its common and preferred stocks and anticipates meeting the 2002 annual distribution and administrative requirements.

Item 3.   Market Risk

The Company considers that its primary business objective is to ensure the availability of sufficient cash flows to meet the obligations mandated by the Series A Preferred Shares. In managing its investments, the Company accepts a certain credit risk posture and assumes some interest rate risk.

Interest rate risk generally refers to the potential volatility in net interest income resulting from changes in interest rates. The Company’s risk occurs when it must replace amortized principal balances with new Mortgage Loans. These new Mortgage Loans are chosen in a manner to maintain an interest rate risk posture similar to the initial portfolio of Mortgage Loans. The Company must monitor the ratio of fixed costs (the Series A Preferred Shares’ dividends, advisory fees, and servicing costs) to the interest income potential of the Mortgage Loans and mortgage securities. When, in management’s opinion, the coverage ratio is at risk of being depleted, the Company must look to its parent company, IHC, for support or utilize the investment powers of the Company.

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

FLAGSTAR CAPITAL CORPORATION

Date:	May 10, 2002	/S/ Thomas J. Hammond Thomas J. Hammond Chairman of the Board and Chief Executive Officer (Duly Authorized Officer)

/S/ Michael W. Carrie Michael W. Carrie Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

11	Computation of Net Earnings Per Share