Form 10-Q
period 2002-06-30
FLAGSTAR CAPITAL CORP
filed 2002-08-14
CIK 1051818

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Mark One
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No.:	000-23821

FLAGSTAR CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Michigan	38-3386801

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5151 Corporate Drive, Troy Michigan	48098-2639

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(248) 312-2000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒   No ☐ .

     As of August 12, 2002, 1,000,000 shares of the registrant’s Common Stock, $1.00 par value, were issued and outstanding and 2,300,000 shares of the registrant’s Series A Preferred Shares, $25.00 par value, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements of the Registrant are as follows:

Statements of Financial Condition – June 30, 2002 (unaudited) and December 31, 2001

Unaudited Statements of Earnings — For the three and six months ended June 30, 2002 and June 30, 2001

Unaudited Statements of Cash Flows — For the three and six months ended June 30, 2002 and June 30, 2001

Condensed Notes to Financial Statements — unaudited

Flagstar Capital Corporation
Statements of Financial Condition
(In thousands)

	June 30,	December 31,
	2002	2001

Assets
Cash	$8,496	$2,022
Mortgage loans	115,749	119,782
Allowance for loan losses	250	250

Net mortgage loans	115,499	119,532
Investment in mortgage securities	139,914	117,612
Other investments	10,086	32,388
Accrued interest receivable	712	1,897
Loan payments in process – due from parent	4,536	8,980
Other assets	630	721

Total assets	$279,873	$283,152

Liabilities and stockholders’ equity
Liabilities
Due to parent	$503	$2,789
Other liabilities	293	1,286

Total liabilities	796	4,075
Stockholders’ equity
Series A preferred stock — $25.00 liquidation value, 2,300,000 shares authorized and issued at June 30, 2002 and December 31, 2001	57,500	57,500
Common stock — $1.00 par value, 1,000,000 shares authorized and issued at June 30, 2002 and December 31, 2001	1,000	1,000
Additional paid in capital	220,577	220,577
Retained earnings	—	—

Total stockholders’ equity	279,077	279,077

Total liabilities and stockholders’ equity	$279,873	$283,152

The accompanying notes are an integral part of these statements.

Flagstar Capital Corporation
Unaudited Statements of Earnings
(in thousands, except per share data)

	For the	For the	For the six	For the six
	quarter	quarter	months	months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Income
Interest on loans	$1,023	$1,889	$2,841	$3,926
Interest on investments	1,643	—	3,167	—

Total income	2,666	1,889	6,008	3,926
Expenses
Advisory fee expense – paid to parent	63	62	125	125
General and administrative expenses	36	36	64	118

Total expenses	99	98	189	243

Net earnings	$2,567	$1,791	$5,819	$3,683

Preferred stock dividends	$1,222	$1,222	$2,444	$2,444

Net earnings available to common stockholders	$1,345	$569	$3,375	$1,239

Earnings per common share	$1.35	$0.57	$3.38	$1.24

The accompanying notes are an integral part of these statements.

Flagstar Capital Corporation
Unaudited Statements of Cash Flows
(in thousands)

	For the six	For the six
	months ended	months ended
	June 30,	June 30,
	2002	2001

Operating Activities
Net earnings	$5,819	$3,683
Adjustments to reconcile net earnings to net cash provided by operating activities
Decrease (increase) in accrued interest receivable	1,185	(105)
Decrease in other assets	79	—
(Decrease) increase in other liabilities	(993)	18

Net cash provided by operating activities	6,090	3,596
Investing Activities
Net change in investment in mortgage securities	(22,302)	—
Net change in other investments	22,302	—
Purchase of mortgage loans	(29,888)	(11,660)
Principal repayments received on mortgage loans	38,367	19,390

Net cash provided by investing activities	8,479	7,730
Financing Activities
Dividends paid to common stockholder	(5,651)	(1,299)
Dividends paid to preferred stockholders	(2,444)	(2,444)

Net cash used in financing activities	(8,095)	(3,743)

Net increase in cash and cash equivalents	6,474	7,583
Beginning cash and cash equivalents	2,022	3,736

Ending cash and cash equivalents	$8,496	$11,319

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

Results of Operation

Three months

The Company recorded a 43.3% increase in net earnings for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001. This increase was the result of a larger average investment in Mortgage Loans and mortgage securities during the 2002 quarter. The Company’s parent, IHC, contributed $150 million of equity during September 2001 and the Company invested in additional Mortgage Loans and mortgage securities.

The Company reported net earnings for the quarter ended June 30, 2002 of $2.6 million. Interest income from loans and investments was $2.7 million, which was offset by $36,000 in administrative expenses and $63,000 in advisory fees. The reported net earnings for the quarter ended June 30, 2001 were $1.8 million. Interest income from loans was $1.9 million, which was offset by $36,000 in administrative expenses and $62,000 in advisory fees during the 2001 period.

The Company reported net earnings per common share of $1.35 for the quarter ended June 30, 2002 and $0.57 for the quarter ended June 30, 2001.

During the quarters ended June 30, 2002 and 2001, the Company declared and paid $1,222,000 in preferred stock dividends.

The Company declared and paid or accrued common stock distributions of $1,345,000 and $569,000 for the quarters ended June 30, 2002 and 2001, respectively

Six months

Flagstar Capital recorded a 58.0%, or $2.1 milllion, increase in net earnings for the six months ended June 30, 2002 versus the same period in 2001. As prevoiusly discussed this increase in net earning was the result of a higher average investment in Mortgage Loans and mortgage securities during the six months ended June 30, 2002 compared to the same period ended June 30, 2001. The company’s parent, IHC, contributed $150 million of equity during September 2001 and the Company invested in additional Mortgage Loans and mortgage securities.

The Company reported net earnings for the six months ended June 30, 2002 of $5.8 million. Interest income from loans and investments was $6.0 million, which was offset by $64,000 in administrative expenses and $125,000 in advisory fees. The reported net earnings for the six months ended June 30, 2001 were $3.7 million. Interest income from loans was $3.9 million, which was offset by $118,000 in administrative expenses and $125,000 in advisory fees during the 2001 period.

The Company reported net earnings per common share of $3.38 and $1.24 for the six months ended June 30, 2002 and 2001, respectively.

For the six months ended June 30, 2002 and 2001, the Company declared and paid $2,444,000 in preferred stock dividends.

The Company declared and paid or accrued common stock distributions of $3,375,000 and $1,239,000 for the six months ended June 30, 2002 and 2001, respectively.

Mortgage Loans

The Company’s residential mortgage loans (“Mortgage Loans”) consist of adjustable rate mortgages (“ARMs”), and fixed rate mortgages (“FRM’s”). Reinvestments made in Mortgage Loans will be initiated in a manner to maintain the original composition of approximately 70% ARMs and 30% FRMs. All Mortgage Loans are expected to be purchased from the Bank.

The following table gives a breakdown of the Mortgage Loans at June 30, 2002.

			Principal	Average	Interest
Product Type		Loans	Balance	Balance	Rate	WAM	WARM	% of Total

3	year ARM	147	$36,209,000	$246,321	6.020%	360	343	31.5
5	year ARM	85	29,511,000	347,182	6.655	358	339	25.6
7	year ARM	85	28,132,000	330,969	6.731	357	335	24.4
15	year Fixed	115	9,108,000	79,201	6.528	180	137	7.9
30	year Fixed	101	12,203,000	120,822	6.905	360	311	10.6

	Total	533	$115,163,000	$216,066	6.490%	345	320	100.0%

Allowance for Loan Losses

The Company’s allowance for loan losses was $250,000 at June 30, 2002. Management has based the allowance on assessments of relevant factors including the types and amount of delinquent loans, historical loss experience on such types of loans experienced by the Bank, and current economic conditions. Management is of the opinion that the allowance for loan losses is adequate to meet potential losses in the portfolio. The Company’s non-performing assets consisted of three mortgage loans totaling $698,121 or 0.61%, of the portfolio, at June 30, 2002. The Company, in accordance with applicable disclosure requirements, defines an asset as non-performing if it meets any of the following criteria: 1) a loan more than 90 days past due; 2) real estate acquired in a settlement of a loan; or 3) a restructured loan whose terms have been modified due to the borrower’s inability to pay as contractually specified including loans the Company has classified as impaired. Loans are generally placed into non-accrual status when they become 90 days delinquent.

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

Activity within the Allowance for Loan Losses

Balance, December 31, 2001	$250,000
Provision for loan losses	—
Charge-offs, net of recoveries	—

Balance, June 30, 2002	$250,000

Investment in Mortgage Securities

During September 2001, the Company invested in mortgage securities owned by Flagstar, LLC, a second-tier subsidiary of the Bank. The Company currently has a 15% interest in these mortgage securities, which is equal to $139.9 million. The mortgage securities currently have a yield of 6.619% and interest payments are made monthly to the Company. The mortgage securities are managed and serviced by the Bank.

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

During the quarter ended June 30, 2002, the Company purchased from the Bank $11.9 million in principal balance of residential mortgage loans at a purchase price of $11.9 million. During the quarter ended June 30, 2001, the Company purchased from the Bank $11.7 million in principal balance of residential mortgage loans at a purchase price of $11.8 million.

During the six months ended June 30, 2002, the Company purchased from the Bank $29.9 million in principal balance of residential mortgage loans at a purchase price of $30.1 million. During the same period ended June 30, 2001, the Company purchased from the Bank $11.7 million in principal balance of residential mortgage loans at a purchase price of $11.8 million.

For the quarters ended June 30, 2002 and 2001, the Company received repayments of principal from mortgage loans totaling approximately $14.2 million and $14.9 million, respectively. For the six months ended June 30, 2002 and 2001, the Company received principal repayments from mortgage loans totaling approximately $38.4 million and $19.4 million respectively.

At June 30, 2002 the Company had a liquidity coverage ratio (Projected interest income divided by REIT dividends plus Advisory Fees plus Servicing Fees) of 3.27 versus 3.19 at December 31, 2001 and 1.50 at June 30, 2001.

The Company does not anticipate any material capital expenditures other than for the acquisition of additional residential mortgage loans.

REIT Qualification

As of June 30, 2002, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provision of the Internal Revenue Code (the “Code”). The Company calculates that:

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

FLAGSTAR CAPITAL CORPORATION

Date: August 12, 2002	/S/ Thomas J. Hammond Thomas J. Hammond Chairman of the Board and Chief Executive Officer (Duly Authorized Officer)

/S/ Michael W. Carrie Michael W. Carrie Executive Vice President and Chief Financial Officer (PrincipalFinancial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.

11	Computation of Net Earning per Common Share