Form 10-Q
period 2002-09-30
FLAGSTAR CAPITAL CORP
filed 2002-11-13
CIK 1051818

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Mark One
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

     As of November 12, 2002, 1,000,000 shares of the registrant’s Common Stock, $1.00 par value, were issued and outstanding and 2,300,000 shares of the registrant’s Series A Preferred Shares, $25.00 par value, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements of the Registrant are as follows:

Statements of Financial Condition — September 30, 2002 (unaudited) and December 31, 2001

Unaudited Statements of Earnings — For the three and nine months ended September 30, 2002 and September 30, 2001

Unaudited Statements of Cash Flows — For the nine months ended September 30, 2002 and September 30, 2001

Condensed Notes to Financial Statements — unaudited

Flagstar Capital Corporation
Statements of Financial Condition
(In thousands)

	September 30,	December 31,
	2002	2001

Assets	(unaudited)
Cash	$11,127	$2,022
Mortgage loans	108,662	119,782
Allowance for loan losses	250	250

Net mortgage loans	108,412	119,532
Investment in mortgage securities	128,430	117,612
Other investments	21,570	32,388
Accrued interest receivable	517	1,897
Loan payments in process — due from parent	9,237	8,980
Other assets	643	721

Total assets	$279,936	$283,152

Liabilities and stockholders’ equity
Liabilities
Due to parent	$748	$2,789
Other liabilities	111	1,286

Total liabilities	859	4,075
Stockholders’ equity
Series A preferred stock — $25.00 liquidation value, 2,300,000 shares authorized and issued at September 30, 2002 and December 31, 2001	57,500	57,500
Common stock — $1.00 par value, 1,000,000 shares authorized and issued at September 30, 2002 and December 31, 2001	1,000	1,000
Additional paid in capital	220,577	220,577
Retained earnings	—	—

Total stockholders’ equity	279,077	279,077

Total liabilities and stockholders’ equity	$279,936	$283,152

The accompanying notes are an integral part of these statements.

Flagstar Capital Corporation
Unaudited Statements of Earnings
(in thousands, except per share data)

			For the	For the
	For the	For the	nine	nine
	quarter	quarter	months	months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Income
Interest on loans	$1,334	$1,709	$4,175	$5,635
Interest on investments	1,841	111	5,008	111

Total income	3,175	1,820	9,183	5,746
Expenses
Advisory fee expense — paid to parent	62	62	188	188
General and administrative expenses	30	30	94	147

Total expenses	92	92	282	335

Net earnings	$3,083	$1,728	$8,901	$5,411

Preferred stock dividends	$1,222	$1,222	$3,666	$3,666

Net earnings available to common stockholders	$1,861	$506	$5,235	$1,745

Earnings per common share	$1.86	$0.51	$5.24	$1.75

The accompanying notes are an integral part of these statements.

Flagstar Capital Corporation
Unaudited Statements of Cash Flows
(in thousands)

	For the nine	For the nine
	months ended	months ended
	September 30,	September 30,
	2002	2001

Operating Activities
Net earnings	$8,901	$5,411
Adjustments to reconcile net earnings to net cash provided by operating activities
Decrease in accrued interest receivable	1,380	70
Decrease in other assets	66	—
(Decrease) increase in other liabilities	(1,174)	40

Net cash provided by operating activities	9,173	5,521
Investing Activities
Net change in investment in mortgage securities	(10,818)	—
Net change in other investments	10,818	—
Purchase of mortgage loans	(47,117)	(11,660)
Initial investment in mortgage securities	—	(150,000)
Principal repayments received on mortgage loans	57,981	36,630

Net cash provided by (used in) investing activities	10,864	(125,030)
Financing Activities
Additional investment from parent	—	150,000
Dividends paid to common stockholder	(7,266)	(1,869)
Dividends paid to preferred stockholders	(3,666)	(3,666)

Net cash (used in) provided by financing activities	(10,932)	144,465

Net increase in cash and cash equivalents	9,105	24,956
Beginning cash and cash equivalents	2,022	3,736

Ending cash and cash equivalents	$11,127	$28,692

The accompanying notes are an integral part of these statements.

Flagstar Capital Corporation
Condensed Notes to Financial Statements — unaudited

Note 1 — Nature of Business

Flagstar Capital Corporation (the “Company”) is a subsidiary of Flagstar Intermediate Holding Company (“IHC”), a wholly owned operating subsidiary of Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. The primary business of the Company is to acquire, hold, and manage residential mortgage loans that will generate net earnings that can be distributed to stockholders. The Company has elected to be treated as a Real Estate Investment Trust (“REIT”) for federal tax purposes and must satisfy various requirements as discussed herein.

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

In September, 2001, Flagstar Bank, FSB contributed its common stock investment in the Company to Flagstar Intermediate Holding Company, a newly formed, wholly owned subsidiary. The purpose of the transaction is to allow the Bank greater flexibility in the manner in which the common stock of the Company is held. The change will also increase the mortgage investments the Company is allowed to invest in while still complying with various federal tax requirements. At the same time, IHC contributed $150 million of equity to the Company. The Company then invested the proceeds in a 15% interest in mortgage securities 100% owned by Flagstar LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The principal business of the Company is to acquire, hold, and manage residential mortgage loans that will generate net earnings that can be distributed to stockholders. The Company intends to acquire all its mortgage loans from the Bank.

Results of Operation

     Three months

The Company recorded a 78.4% increase in net earnings for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001. This increase was the result of a larger average investment in Mortgage Loans and mortgage securities during the 2002 quarter. The Company’s parent, IHC, contributed $150 million of equity during September 2001 and the Company invested in additional Mortgage Loans and mortgage securities.

The Company reported net earnings for the quarter ended September 30, 2002 of $3.1 million. Interest income from loans and investments was $3.2 million, which was offset by $30,000 in administrative expenses and $62,000 in advisory fees. The reported net earnings for the quarter ended September 30, 2001 were $1.7 million. Interest income from loans and investments was $1.8 million, which was offset by $30,000 in administrative expenses and $62,000 in advisory fees during the 2001 period.

The Company reported net earnings per common share of $1.86 for the quarter ended September 30, 2002 and $0.51 for the quarter ended September 30, 2001.

During the quarters ended September 30, 2002 and 2001, the Company declared and paid $1,222,000 in preferred stock dividends.

The Company declared and paid or accrued common stock distributions of $1,861,000 and $506,000 for the quarters ended September 30, 2002 and 2001, respectively

     Nine months

Flagstar Capital recorded a 64.5%, or $3.5 million, increase in net earnings for the nine months ended September 30, 2002 versus the same period in 2001. As previously discussed this increase in net earning was the result of a higher average investment in Mortgage Loans and mortgage securities during the nine months ended September 30, 2002 compared to the same period ended September 30, 2001. The company’s parent, IHC, contributed $150 million of equity during September 2001 and the Company invested in additional Mortgage Loans and mortgage securities.

The Company reported net earnings for the nine months ended September 30, 2002 of $8.9 million. Interest income from loans and investments was $9.2 million, which was offset by $94,000 in administrative expenses and $188,000 in advisory fees. The reported net earnings for the nine months ended September 30, 2001 were $5.4 million. Interest income from loans was $5.7 million, which was offset by $147,000 in administrative expenses and $188,000 in advisory fees during the 2001 period.

The Company reported net earnings per common share of $5.24 and $1.75 for the nine months ended September 30, 2002 and 2001, respectively.

For the nine months ended September 30, 2002 and 2001, the Company declared and paid $3,666,000 in preferred stock dividends.

The Company declared and paid or accrued common stock distributions of $5,235,000 and $1,745,000 for the nine months ended September 30, 2002 and 2001, respectively.

Mortgage Loans

The Company’s residential mortgage loans (“Mortgage Loans”) consist of adjustable rate mortgages (“ARMs”), and fixed rate mortgages (“FRM’s”). Reinvestments made in Mortgage Loans will be initiated in a manner to maintain the original composition of approximately 70% ARMs and 30% FRMs. All Mortgage Loans are expected to be purchased from the Bank.

The following table gives a breakdown of the Mortgage Loans at September 30, 2002.

			Principal	Average	Interest
Product Type		Loans	Balance	Balance	Rate	WAM	WARM	% of Total

3 year ARM		115	$28,282,000	$245,930	5.947%	360	340	26.1
5 year ARM		138	39,168,000	283,825	6.661	358	338	36.2
7 year ARM		67	22,346,000	333,522	6.777	356	332	20.7
15 year Fixed		100	7,921,000	79,207	6.528	180	135	7.3
30 year Fixed		89	10,498,000	117,957	6.893	360	307	9.7

	Total	509	$108,215,000	$212,602	6.511%	345	319	100.0%

Allowance for Loan Losses

The Company’s allowance for loan losses was $250,000 at September 30, 2002. Management has based the allowance on assessments of relevant factors including the types and amount of delinquent loans, historical loss experience on such types of loans experienced by the Bank, and current economic conditions. Management is of the opinion that the allowance for loan losses is adequate to meet potential losses in the portfolio. The Company’s non-performing assets consisted of five mortgage loans totaling $997,053 or 0.92%, of the portfolio, at September 30, 2002. The Company, in accordance with applicable disclosure requirements, defines an asset as non-performing if it meets any of the following criteria: 1) a loan more than 90 days past due; 2) real estate acquired in a settlement of a loan; or 3) a restructured loan whose terms have been modified due to the borrower’s inability to pay as contractually specified including loans the Company has classified as impaired. Loans are generally placed into non-accrual status when they become 90 days delinquent.

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

Activity within the Allowance for Loan Losses

Balance, December 31, 2001	$250,000
Provision for loan losses	—
Charge-offs, net of recoveries	—

Balance, September 30, 2002	$250,000

Investment in Mortgage Securities

During September 2001, the Company invested in mortgage securities owned by Flagstar, LLC, a second-tier subsidiary of the Bank. The Company currently has a 15% interest in these mortgage securities, which is equal to $128.4 million. The mortgage securities currently have a yield of 6.388% and interest payments are made monthly to the Company. The mortgage securities are managed and serviced by the Bank.

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

During the quarter ended September 30, 2002, the Company purchased from the Bank $17.1 million in principal balance of residential mortgage loans at a purchase price of $17.2 million. During the quarter ended September 30, 2001, the Company did not purchase any residential mortgage loans from the Bank.

During the nine months ended September 30, 2002, the Company purchased from the Bank $47.0 million in principal balance of residential mortgage loans at a purchase price of $47.3 million. During the same period ended September 30, 2001, the Company purchased from the Bank $11.7 million in principal balance of residential mortgage loans at a purchase price of $11.8 million.

For the quarters ended September 30, 2002 and 2001, the Company received repayments of principal from mortgage loans totaling approximately $24.3 million and $17.2 million, respectively. For the nine months ended September 30, 2002 and 2001, the Company received principal repayments from mortgage loans totaling approximately $58.2 million and $36.6 million respectively.

At September 30, 2002 the Company had a liquidity coverage ratio (Projected interest income divided by REIT dividends plus Advisory Fees plus Servicing Fees) of 2.97 versus 3.19 at December 31, 2001 and 1.41 at September 30, 2001.

The Company does not anticipate any material capital expenditures other than for the acquisition of additional residential mortgage loans.

REIT Qualification

As of September 30, 2002, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provision of the Internal Revenue Code (the “Code”). The Company calculates that:

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

FLAGSTAR CAPITAL CORPORATION

Date: November 12, 2002	/S/ Thomas J. Hammond
Thomas J. Hammond
Chairman of the Board and
Chief Executive Officer
(Duly Authorized Officer)

/S/ Michael W. Carrie
Michael W. Carrie
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

10-Q 302 CERTIFICATION

I, Thomas J. Hammond certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Flagstar Capital Corp;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Thomas J. Hammond
Signature
Chairman of the Board and CEO
Title

10-Q 302 CERTIFICATION

I, Michael W. Carrie certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Flagstar Capital Corp.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/Michael W. Carrie
Signature
Chief Financial Officer and EVP
Title

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

EX-11	Computation of Net Earnings per Common Share