Form 10-K
period 2002-12-31
FLAGSTAR CAPITAL CORP
filed 2003-03-28
CIK 1051818

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2002
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

Yes  ✓                No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒

     As of March 19, 2003, 1,000,000 shares of the registrant’s Common Stock, $1.00 par value, were issued and outstanding and 2,300,000 shares of the registrant’s Series A Preferred Shares, $25.00 par value, were issued and outstanding.

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

      In September 2001, the Bank contributed its common stock investment in the Company to Flagstar Intermediate Holding Company (“IHC”), a newly formed, wholly-owned subsidiary. The purpose of the transaction was to allow the Bank greater flexibility in the manner in which the common stock of the Company is held. The change also increased the mortgage investments the Company is allowed to invest in while still complying with various federal tax requirements. At the same time, IHC contributed $150 million of equity to the Company. The Company then invested the proceeds in a 15% interest in mortgage securities that are owned by Flagstar LLC.

      On March 20, 2003, Flagstar notified the public in a press release that they would redeem all of the Series A Preferred Shares on June 30, 2003.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

PART II

ITEM 5:	MARKET FOR COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company is authorized to issue up to 1,000,000 shares of Common Stock and 2,300,000 shares of Preferred Stock, $25 par value per share (“Preferred Stock”). All of the 1,000,000 shares of Common Stock and all of the 2,300,000 shares of Preferred Stock have been issued. IHC owns 100% of the Company’s 1,000,000 shares of Common Stock outstanding at December 31, 2002 and, accordingly, there is no trading market for the Company’s Common Stock. In addition, IHC intends that, as long as any Series A Preferred Shares are outstanding, it will maintain ownership of the outstanding Common Stock of the Company. All voting rights are vested in the Common Stock. The holder of Common Stock is entitled to one vote per share. Holders of Common Stock are entitled to receive dividends when, and if declared by the Board of Directors of the Company out of funds legally available. No dividends or other distributions may be made with respect to the Common Stock as long as any shares of Preferred Stock are outstanding and the full dividends on those shares have been paid. The Company must distribute annually at least 90% (95% in taxable years prior to January 1, 2001) of its annual “REIT taxable income” to stockholders. In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after there have been set aside for the holders of Preferred Stock the full preferential amounts to which such holders are entitled, the holders of Common Stock will be entitled to any assets remaining after the payment of all debts and liabilities.

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

Common Stock

      There is no established public trading market in the Common Stock of the Company. As of March 19, 2003, there were 1,000,000 issued and outstanding shares of Common Stock held by one stockholder, IHC. The following table reflects the distributions paid or payable by the Company on the Common Stock for each quarter during the years ended December 31, 2002, 2001, and 2000.

For the Quarters ended:	2002	2001	2000

March 31	$2,029,657	$670,046	$438,526
June 30	$1,345,557	$568,702	$535,188
September 30	$1,860,652	$506,576	$692,077
December 31	$2,000,851	$2,789,353	$629,915

Preferred Stock

      The Series A Preferred Shares are listed on the New York Stock Exchange, under the trading symbol “FBC-P”. As of March 19, 2003, there were 2,300,000 issued and outstanding Series A Preferred Shares held by approximately 133 shareholders. The following table reflects the respective high and low sales prices for the Series A Preferred Shares for each quarter of 2002, 2001, and 2000. The table also indicates the distributions paid by the Company for each quarter.

Quarter ended	High Price	Low Price	Closing Price	Distribution

December 31, 2002	$25.350	$24.500	$25.200	$1,221,875
September 30, 2002	$25.750	$24.750	$25.120	$1,221,875
June 30, 2002	$25.450	$24.800	$25.120	$1,221,875
March 31, 2002	$25.500	$24.750	$25.000	$1,221,875
December 31, 2001	$25.600	$24.650	$25.200	$1,221,875
September 30, 2001	$25.400	$24.150	$24.750	$1,221,875
June 30, 2001	$25.100	$24.150	$24.700	$1,221,875
March 31, 2001	$25.000	$22.500	$24.500	$1,221,875
December 31, 2000	$22.625	$20.500	$22.125	$1,221,875
September 30, 2000	$22.250	$18.188	$22.250	$1,221,875
June 30, 2000	$19.375	$17.875	$18.250	$1,221,875
March 31, 2000	$20.125	$18.250	$19.000	$1,221,875

ITEM 6: SELECTED FINANCIAL DATA

	At or for the years ended December 31,

	2002	2001	2000

	(In thousands)
Summary of Statement of Earnings:
Net interest income	$12,509	$9,888	$7,572
Net earnings	$12,124	$9,422	$7,183
Net earnings available to common stockholders	$7,237	$4,534	$2,296
Net earnings per common share	$7.24	$4.53	$2.29
Summary of Statement of Financial Condition:
Mortgage loans, net	$109,672	$119,532	$123,012
Investment in mortgage securities	$125,883	$117,612	$—
Total assets	$279,898	$283,152	$129,746
Total stockholder’s equity	$279,077	$279,077	$129,077
Other data:
Dividends paid on preferred stock	$4,887	$4,887	$4,887
Shares of preferred stock outstanding	2,300	2,300	2,300
Shares of common stock outstanding	1,000	1,000	1,000
Average yield on mortgage loans	6.282%	6.876%	7.114%
Average yield on investment in mortgage securities	6.136%	7.126%	—%

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      In September 2001, the Bank contributed its common stock investment in the Company to Flagstar Intermediate Holding Company, a newly formed, wholly-owned subsidiary. The purpose of the transaction is to allow the Bank greater flexibility in the manner in which the common stock of the Company is held. The change will also increase the mortgage investments the Company is allowed to invest in while still complying with various federal tax requirements. At the same time, IHC contributed $150 million of equity to the Company. The Company then invested the proceeds in a 15% interest in mortgage securities 100% owned by Flagstar LLC.

      On March 20, 2003, Flagstar notified the public that they would redeem all of the Series A Preferred Shares on June 30, 2003. The Series A Preferred Shares will be redeemed for cash, at a redemption price of $25.00 per share, plus the accrued and unpaid dividends for the most recent quarter, if any. The Series A Preferred Shares will not be convertible into any other securities of the Company or Flagstar. The Company will ensure sufficient cash flow, through the collection of payments on the Mortgage Loans and Investment Securities, to meet this financial commitment.

Results of Operations

      The Company reported net earnings for the year ended December 31, 2002 of $12.1 million, compared to $9.4 million and $7.2 million for the years ended December 31, 2001 and 2000, respectively. For the year ended December 31, 2002, interest income totaled $12.5 million of which $5.8 million was from mortgage loans and $6.7 million was from investments in mortgage securities. Offsetting expenses were comprised of $250,000 in advisory fees, $11,000 in outside director fees and $124,000 in administrative expenses. In comparison, interest income totaled $9.9 million of which $7.4 million was from mortgage loans and $2.5 million was from investments in mortgage securities for the year ended December 31, 2001, which was offset by $250,000 in advisory fees, $3,000 in outside director fees and $213,000 in other administrative expenses. For the year ended December 31, 2000, interest income from mortgage loans was $7.6 million, which was offset by $250,000 in advisory fees, $6,000 in outside director fees and $133,000 in other administrative expenses. The Company reported earnings per common share of $7.24, $4.53 and $2.29 per share for the years ended December 31, 2002, 2001 and 2000, respectively.

      The Company declared and paid $4,887,000 in preferred stock dividends for each of the years ended December 31, 2002, 2001 and 2000, respectively.

      The Company declared and paid or accrued common stock distributions of $7,237,000, $4,535,000, and $2,296,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Mortgage Loans

      As of December 31, 2002, the Company owned Mortgage Loans with a principal balance of $109,413,000. This amount represents the principal amount of mortgage loans purchased with the Initial Portfolio remaining plus the principal amount of mortgage loans purchased during the period beginning at February 24, 1998 to December 31, 1998 and for the years ended December 31, 1999, 2000, 2001 and 2002. Purchases were made to replace principal amortizations and payoffs in the portfolio. All Mortgage Loans were purchased from the Bank. In conjunction with the purchase of these Mortgage Loans the Company paid a premium amount equal to $475,000, $270,000 and $109,000 for the years ended December 31, 2002, 2001 and 2000, respectively. This premium amount is recorded by the Company as an adjustment to the basis of the Mortgage Loans.

      The following table reflects the composition of Mortgage Loans at December 31, 2002:

		Principal	Average	Average
Product Type	Loans	Balance	Balance	Yield	WAM	WARM	% of Total

3 year ARM	95	$22,629,000	$238,196	5.943%	360	337	20.7%
5 year ARM	258	56,221,000	217,910	6.179	359	343	51.4
7 year ARM	50	16,704,000	334,091	6.736	360	332	15.3
15 year Fixed	86	6,571,000	77,474	6.526	180	130	6.0
30 year Fixed	62	7,288,000	123,812	6.917	360	317	6.6

Total	551	$109,413,000	$198,572	6.282%	348	325	100.0%

      The following table reflects the composition of Mortgage Loans at December 31, 2001:

		Principal	Average	Average
Product Type	Loans	Balance	Balance	Yield	WAM	WARM	% of Total

3 year ARM	114	$36,362,000	$318,965	6.817%	360	342	30.6%
5 year ARM	81	23,607,000	291,445	7.197	360	332	19.9
7 year ARM	108	33,556,000	310,714	6.800	357	339	28.2
15 year Fixed	125	10,272,000	82,176	6.522	180	142	8.6
30 year Fixed	122	15,105,000	123,812	6.917	360	317	12.7

Total	550	$118,902,000	$216,185	6.876%	343	318	100.0%

Allowance for Loan Losses

      The Company’s allowance for loan losses remained the same at $250,000 at December 31, 2002. Management has based the allowance on assessments of relevant factors including the types and amount of delinquent loans, historical loss experience on such types of loans experienced by the Bank, and current economic conditions. Management is of the opinion that the allowance for loan losses is adequate to meet potential losses in the portfolio. The Company’s non-performing assets consisted of three mortgage loans totaling $790,000 or 0.8% of the portfolio, at December 31, 2002. The Company, in accordance with applicable disclosure requirements, defines an asset as non-performing if it meets any of the following criteria: 1) a loan more than 90 days past due; 2) real estate acquired in a settlement of a loan; or 3) a restructured loan whose terms have been modified due to the borrower’s inability to pay as contractually specified including loans the Company has classified as impaired. Loans are generally placed into non-accrual status when they become 90 days delinquent. Gross interest income of approximately $52,000 would have been recorded in 2002 on non-accrual loans if the loans had performed in accordance with their original terms.

      The Company had a $250,000 allowance for loan losses at December 31, 2001. The Company’s non-performing assets consisted of three mortgage loans totaling $1,250,000, or 1.05% of the portfolio, at December 31, 2001. The Company has certain representations and warranties from the Bank, which are related to the performance of the Mortgage Loans. Gross interest income of approximately $32,000 would have been recorded in 2001 on non-accrual loans if the loans had performed in accordance with their original terms.

      The Bank, in its role as Advisor, has implemented comprehensive internal asset review systems to provide for early detection of problem assets. Although this system will not eliminate future losses due to unanticipated declines in the real estate market or economic downturns, it should provide for timely identification of any losses created from problem loans.

Activity within the Allowance for Loan Losses

Balance, January 1, 2002	$250,000
Provision for loan losses	—
Charge-offs, net of recoveries	—

Balance, December 31, 2002	$250,000

Investment in Mortgage Securities

      During September 2001, the Company invested in mortgage securities owned by Flagstar, LLC, a second-tier subsidiary of the Bank. The Company currently has a 15% interest in these mortgage securities, which is equal to $125.9 million. The mortgage securities currently have a yield of 6.136% and interest payments are made monthly to the Company. The mortgage securities are managed and serviced by the Bank.

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

      The following table shows Mortgage Loans by geographic area as of December 31, 2002:

	Principal	Percent
Location	Balance	Of Total

Colorado	$13,983,000	12.6%
Michigan	13,034,000	11.7
Washington	11,743,000	10.6
Texas	11,166,000	10.0
Illinois	5,194,000	4.7
Florida	4,843,000	4.4
Oregon	4,712,000	4.2
Arizona	4,475,000	4.0
Other	40,263,000	37.8 *

Total	$109,413,000	100.0%

*	No other state has more than 3% of the total Mortgage Loan portfolio

      Approximately 44.9% of the Company’s total Mortgage Loans are secured by residential real estate properties located in Michigan, Washington, Colorado and Texas. Consequently, a high concentration of residential mortgage loans in these four states, may subject the Company to a greater risk of default in the event of adverse economic, political or business developments and natural hazards in Michigan, Washington, Colorado and Texas that may affect the ability of residential property owners in these four states to make payments of principal and interest on the underlying mortgages.

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

      On March 20, 2003, Flagstar notified the public that they would redeem all of the Series A Preferred Shares on June 30, 2003. The Series A Preferred Shares will be redeemed for cash, at a redemption price of $25.00 per share, plus the accrued and unpaid dividends for the most recent quarter, if any. The Series A Preferred Shares will not be convertible into any other securities of the Company or Flagstar. The Company will ensure sufficient cash flow, through the collection of payments on the Mortgage Loans and Investment Securities, to meet this financial commitment.

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

      At December 31, 2002 the Company had a coverage ratio (Projected interest income divided by REIT dividends plus Advisory fees plus Servicing Fees) of 2.85 compared to 3.19 at December 31, 2001 and 1.69 at December 31, 2000.

REIT Qualification

      As of December 31, 2002, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code. The Company calculates:

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Flagstar Capital Corporation

      We have audited the accompanying balance sheets of Flagstar Capital Corporation as of December 31, 2002 and 2001 and the related statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flagstar Capital Corporation as of December 31, 2002 and December 31, 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with auditing standards generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Southfield, Michigan

February 15, 2003

FLAGSTAR CAPITAL CORPORATION

BALANCE SHEETS

(in thousands)

	At December 31,

	2002	2001

ASSETS
Cash	$10,658	$2,022
Mortgage loans	109,922	119,782
Allowance for loan losses	250	250

Net mortgage loans	109,672	119,532
Investment in mortgage securities	125,883	117,612
Other investments	24,117	32,388
Accrued interest receivable	485	1,897
Loan payments in process — due from parent	8,459	8,980
Other assets	624	721

Total assets	$279,898	$283,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Due to parent	$709	$2,789
Other liabilities	112	1,286

Total liabilities	821	4,075
Stockholders’ equity
Series A preferred stock — $25.00 liquidation value, 2,300,000 shares authorized and issued at December 31, 2002 and 2001	57,500	57,500
Common stock — $1.00 par value, 1,000,000 shares authorized and issued at December 31, 2002 and 2001	1,000	1,000
Additional paid in capital	220,577	220,577
Retained earnings	—	—

Total stockholders’ equity	279,077	279,077

Total liabilities and stockholders’ equity	$279,898	$283,152

The accompanying notes are an integral part of these statements.

FLAGSTAR CAPITAL CORPORATION

STATEMENTS OF EARNINGS

(in thousands, except per share data)

	For the years ended
	December 31,

	2002	2001	2000

Interest income
Interest on mortgage loans	$5,777	$7,371	$7,572
Interest on mortgage securities	6,732	2,517	—

Total interest income	12,509	9,888	7,572
Net interest income	12,509	9,888	7,572
Expenses
Advisory fee expense — paid to parent	250	250	250
Other general and administrative expenses	135	216	139

Total expenses	385	466	389

Net earnings	$12,124	$9,422	$7,183
Preferred stock dividends	4,887	4,887	4,887

Net earnings available to common stockholders	$7,237	$4,535	$2,296

Earnings per common share	$7.24	$4.53	$2.29

The accompanying notes are an integral part of these statements.

FLAGSTAR CAPITAL CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Series A		Additional		Total
	Preferred	Common	Paid in	Retained	Stockholders’
	Stock	Stock	Capital	Earnings	Equity

Balance at December 31, 1999	$57,500	$1,000	$70,577	$—	$129,077
Net earnings				7,183	7,183
Dividends paid on the 8.50% Non Cumulative Series A Preferred Shares				(4,887)	(4,887)
Distributions paid or payable to common stockholder ($2.29 per share)				(2,296)	(2,296)

Balance at December 31, 2000	57,500	1,000	70,577	—	129,077
Additional investment from parent			150,000		150,000
Net earnings				9,422	9,422
Dividends paid on the 8.50% Non Cumulative Series A Preferred Shares				(4,887)	(4,887)
Distributions paid or payable to common stockholder ($4.53 per share)				(4,535)	(4,535)

Balance at December 31, 2001	57,500	1,000	220,577	—	279,077
Net earnings				12,124	12,124
Dividends paid on the 8.50% Non Cumulative Series A Preferred Shares				(4,887)	(4,887)
Distributions paid or payable to common stockholder ($7.24 per share)				(7,237)	(7,237)

Balance at December 31, 2002	$57,500	$1,000	$220,577	$—	$279,077

The accompanying notes are an integral part of these statements.

FLAGSTAR CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,

	2002	2001	2000

Operating activities
Net earnings	$12,124	$9,422	$7,183
Adjustments to reconcile net earnings to net cash provided by operating activities
Decrease (increase) in accrued interest receivable	1,411	(363)	(133)
Decrease (increase) in other assets	86	(721)	—
(Decrease) increase in other liabilities	(1,173)	1,247	4

Net cash provided by operating activities	12,448	9,585	7,054
Investing activities
Net change in investment in mortgage securities	(8,271)	(117,612)	—
Net change in other investments	8,271	(32,388)	—
Purchase of mortgage loans	(74,652)	(56,574)	(24,521)
Principal repayments received on mortgage loans	85,034	52,538	20,911

Net cash provided by (used in) investing activities	10,382	(154,036)	(3,610)
Financing activities
Additional investment in parent	—	150,000	—
Dividends paid to common stockholder	(9,307)	(2,376)	(2,277)
Dividends paid to preferred stockholders	(4,887)	(4,887)	(4,887)

Net cash (used in) provided by financing activities	(14,194)	142,737	(7,164)

Net increase (decrease) in cash	8,636	(1,714)	(3,720)
Beginning cash	2,022	3,736	7,456

Ending cash	$10,658	$2,022	$3,736

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

      In September 2001, the Bank contributed its common stock investment in the Company to Flagstar Intermediate Holding Company (“IHC”), a newly formed, wholly-owned subsidiary. The purpose of the transaction is to allow the Bank greater flexibility in the manner in which the common stock of the Company is held. The change will also increase the mortgage investments the Company is allowed to invest in while still complying with various federal tax requirements. At the same time IHC contributed $150 million of equity to the Company. The Company then invested $150 million, a 15% interest, in mortgage securities and other net assets of Flagstar LLC, an 85% owned subsidiary of IHC.

      On March 20, 2003, Flagstar notified the public in a press release that they would redeem all of the Series A Preferred Shares on June 30, 2003.

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

FLAGSTAR CAPITAL CORPORATION

Notes to the Financial Statements — (Continued)

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

          Allowance for loan losses:

      An allowance for loan losses is provided when a risk of loss is inherent in the credit extension process. An allowance is a general allowance and is based on a periodic review and analysis of the Mortgage Loans. The periodic analysis will include consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio, economic conditions and market conditions, prior loss experience, results of periodic credit reviews of the portfolio, and any guarantees provided by the seller of the loans. The allowance for loan losses is increased by provisions for losses charged against income and is reduced by charge-offs, net of recoveries. Charge-offs are recorded when, in the judgment of management, an extension of credit is deemed uncollectible, in whole or in part. As of December 31, 2002 and 2001 the allowance for loan losses totaled $250,000.

      The Company also has certain representations and warranties from the Bank which are related to the performance of the mortgage loans.

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

          Cash:

      The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. At December 31, 2002 and 2001, the Company’s cash was held in the custody of the Bank.

FLAGSTAR CAPITAL CORPORATION

Notes to the Financial Statements — (Continued)

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

          Earnings per common share:

      Earnings per common share are computed by dividing net income after preferred dividends by the weighted average number of common shares outstanding. There are no dilutive securities, which would require a diluted earnings per share computation. The Company had 1,000,000 weighted average shares outstanding during 2002, 2001 and 2000, respectively.

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

          Recently issued accounting standards:

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities. Under SFAS No. 146, such costs will be recognized when the liability is incurred, rather than at the date of commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application permitted. Management is currently evaluating the impact of the adoption of SFAS No. 146 on its financial statements.

      In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,” which addresses accounting for purchases of certain financial institutions. SFAS No. 147 is effective October 1, 2002, with

FLAGSTAR CAPITAL CORPORATION

Notes to the Financial Statements — (Continued)

early application permitted. The Company does not have any goodwill that was subject to Statement No. 72 and therefore the provisions of Statement No. 147 required no change in classification or treatment of recorded goodwill.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the requirements of SFAS No. 123 in January 2000 and SFAS No. 148 effective December 31, 2002 with no material effect on its financial statements.

Note 3 — Mortgage Loans

      The following reflects the composition of Mortgage Loans at December 31,:

	2002	2002	2001	2001
Product Type	Balance	% of Total	Balance	% of Total

3 year ARM	$22,629,000	20.7%	$36,362,000	30.6%
5 year ARM	56,221,000	51.4	23,607,000	19.9
7 year ARM	16,704,000	15.3	33,556,000	28.2

Subtotal ARM	95,554,000	87.4	93,525,000	78.7

15 year Fixed	6,571,000	6.0	10,272,000	8.6
30 year Fixed	7,288,000	6.6	15,105,000	12.7

Subtotal Fixed	13,859,000	12.6	25,377,000	21.3

Total Mortgage Loans	$109,413,000	100.0%	$118,902,000	100.0%

Unamortized premium	509,000		880,000
Allowance for loan losses	(250,000)		(250,000)

Total	$109,672,000		$119,532,000

      Loans on which interest has been discontinued totaled $790,000 at December 31, 2002 and $1,250,000 at December 31, 2001. Interest that would have been accrued on such loans totaled approximately $52,000, $32,000 and $22,000 during 2002, 2001 and 2000, respectively.

      There were no impaired loans at December 31, 2002 and 2001.

      Properties collateralizing Mortgage Loans are geographically disbursed throughout the United States. As of December 31, 2002, approximately 11.7% of these properties are located in Michigan (measured by principal balance), 10.6% are located in the state of Washington and another 12.6% are located in the state of Colorado. No other state contains more than 10% of the properties collateralizing these loans.

Note 4 — Related Party Transactions

      The Company has entered into an Advisory Agreement (the “Advisory Agreement”) with the Bank (the “Advisor”) requiring an annual payment of $250,000. The Bank provides advice to the Board of Directors and manages the operations of the Company as defined in the Agreement. The Agreement has an initial term of five years commencing on February 24, 1998 and automatically renews for additional five year periods, unless the Company delivers a notice of non-renewal to the Bank as defined in the Advisory Agreement. Advisory

FLAGSTAR CAPITAL CORPORATION

Notes to the Financial Statements — (Continued)

fees incurred for the years ended December 31, 2002, 2001 and 2000 totaled approximately $250,000 for each year.

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

      At December 31, 2002 and 2001, the estimated fair value of the Mortgage Loans was $111,148,000 and $121,334,000, respectively, based on the valuation technique described in the preceding paragraph.

          Investment in mortgage securities:

      The fair value of the Company’s investment in mortgage securities is estimated by comparing values for similar mortgage securities sold in the secondary market.

      At December 31, 2002 and 2001, the estimated fair value of the Investment in mortgage securities was $128,702,000 and $119,621,000, respectively, based on the valuation technique described in the preceding paragraph.

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

FLAGSTAR CAPITAL CORPORATION

Notes to the Financial Statements — (Continued)

Note 6 — Quarterly Financial Data (Unaudited)

      The following table represents summarized data for each of the quarters in 2002, 2001 and 2000 (in thousands, except earnings per share data):

	2002

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$3,325	$3,175	$2,666	$3,343
Provision for losses	—	—	—	—

Net interest income	3,325	3,175	2,666	3,343
Outside director fees	8	1	1	1
Management fees	62	62	63	63
Non-interest expense	33	29	35	27

Total expenses	103	92	99	91

Net earnings	3,222	3,083	2,567	3,252
Preferred stock dividends	1,222	1,222	1,222	1,222

Net earnings available to common stockholders	$2,000	$1,861	$1,345	$2,030

Earnings per common share	$2.00	$1.86	$1.35	$2.03

	2001

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$4,142	$1,820	$1,889	$2,037
Provision for losses	—	—	—	—

Net interest income	4,142	1,820	1,889	2,037
Outside director fees	1	1	—	1
Management fees	63	62	63	62
Non-interest expense	67	29	35	82

Total expenses	131	92	98	145

Earnings before income taxes	4,011	1,728	1,791	1,892
Preferred stock dividends	1,222	1,222	1,222	1,222

Net earnings available to common stockholders	$2,789	$506	$569	$670

Earnings per common share	$2.79	$0.51	$0.57	$0.67

FLAGSTAR CAPITAL CORPORATION

Notes to the Financial Statements — (Continued)

	2000

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$1,945	$2,006	$1,857	$1,764
Provision for losses	—	—	—	—

Net interest income	1,945	2,006	1,857	1,764
Outside director fees	2	3	1	1
Management fees	63	63	62	62
Non-interest expense	28	27	37	40

Total expenses	93	93	100	103

Earnings before income taxes	1,852	1,914	1,757	1,660
Preferred stock dividends	1,222	1,222	1,222	1,222

Net earnings available to common stockholders	$630	$692	$535	$433

Earnings per common share	$0.63	$0.69	$0.53	$0.44

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

      The persons who are directors and executive officers of the Company are as follows:

			Director	Term
Name	Age	Position(s) Held with Company during 2002	Since	Expires

Thomas J. Hammond	59	Chairman of the Board	1997	2005
Mark T. Hammond	37	Vice Chairman of the Board, President and Chief Executive Officer	1997	2004
Michael W. Carrie	48	Director, Executive Vice President and Chief Financial Officer	1997	2003
Joan H. Anderson	52	Director and Executive Vice President	1997	2005
Mary Kay McGuire	45	Director and Secretary	1997	2003

      The independent directors of the Company are as follows:

			Director	Term
Name	Age	Position(s) Held with the Company during 2002	Since	Expires

Jack Christenson	61	Director	1997	2004
Robert W. DeWitt	61	Director	1997	2005

      The following sets forth the business experience and other information for each of the current directors of the Company:

Company Directors

      Thomas J. Hammond has served as Chairman of the Board of Directors of the Company since its formation in 1997. Mr. Hammond serves as Chairman of the Board of Directors and the Chief Executive Officer of Flagstar Intermediate Holding Company, the parent company of Flagstar Capital Corporation.

      Mark T. Hammond has been Vice-Chairman of the Board of Directors and President of the Company since its formation in 1997 and Chief Executive Officer as of December 2002. Mr. Hammond serves as Vice-Chairman of the Board of Directors and President of Flagstar Intermediate Holding Company, the parent company of Flagstar Capital Corporation. Mr. Hammond is the son of Thomas J. Hammond.

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

ITEM 11: EXECUTIVE COMPENSATION

      The Company pays the Independent Directors of the Company fees for their services as directors. The Independent Directors receive a fee of $1,200 for attendance at each meeting of the Board of Directors and $100 for each telephone meeting of the Board of Directors. The Independent Directors were paid a total of $11,000 for the year ended December 31, 2002. However, multiple fees are not paid for two or more meetings attended on the same day. The Company does not pay any compensation to its officers or employees of the Bank, or to directors who are not Independent Directors.

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

      The Bank administers the day-to-day operations of the Company and is entitled to receive fees in connection with the Advisory Agreement. Advisory fees paid to parent equaled $250,000 for each of the years ended December 31, 2002, 2001 and 2000, respectively.

      The Bank services the Mortgage Loans included in the Company’s portfolio and is entitled to receive fees in connection with the Servicing Agreement.

      The Company’s cash balance of approximately $10.7 million as of December 31, 2002 and $2.0 million as of December 31, 2001 is held in a demand deposit account with the Bank.

PART IV

ITEM 14:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	The following financial statements of the Company are included in this Form 10-K under Item 8:
Report of Independent Certified Public Accountants
Balance Sheets at December 31, 2002 and 2001
Statements of Earnings for the years ended December 31, 2002, 2001, and 2000
Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001, and 2000
Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000
Notes to Financial Statements

(a)(2)	All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

(a)(3)	Exhibits:
99.1 Section 906 Certification, as furnished by the Chief Executive Officer pursuant to SEC. Release No. 34-47551
99.2 Section 906 Certification, as furnished by the Chief Financial Officer pursuant to SEC. Release No. 34-47551
(b)	Reports on Form 8-K
The Company filed a Form 8-K on August 7, 2002 for the purpose of reporting that its Principal Executive Officer and its Principal Financial Officer each submitted to the Securities and Exchange Commission on August 7, 2002 the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 in connection with the Company’s filing on August 7, 2002 of its Quarterly Report on Form-10Q for the quarter ended June 30, 2002.
The Company filed a Form 8-K on November 12, 2002 for the purpose of reporting that its Principal Executive Officer and its Principal Financial Officer each submitted to the Securities and Exchange Commission on November 12, 2002 the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 in connection with the Company’s filing on November 12, 2002 of its Quarterly Report on Form-10Q for the quarter ended September 30, 2002.
The Company filed a Form 8-K on March 20, 2003 for the purpose of reporting that its Principal Executive Officer and its Principal Financial Officer each submitted to the Securities and Exchange Commission on March 20, 2003 the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 in connection with the Company’s filing of a press release announcing the redemption of the Series A Preferred Shares on June 30, 2003.

* Filed herewith.

SIGNATURES

      Pursuant to the requirements of the section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant as duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR CAPITAL CORPORATION

Date: March 28, 2003

/s/ MARK T. HAMMOND

Mark T. Hammond
Vice Chairman of the Board and
Chief Executive Officer
(Duly Authorized Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2003.

Signature	Title

By: /s/ THOMAS J. HAMMOND Thomas J. Hammond	Chairman of the Board
By: /s/ MARK T. HAMMOND Mark T. Hammond	Vice Chairman of the Board President and Chief Executive Officer
By: /s/ MICHAEL W. CARRIE Michael W. Carrie	Director, Executive Vice President and Chief Financial Officer
By: /s/ JOAN H. ANDERSON Joan H. Anderson	Director, Executive Vice President
By: /s/ MARY KAY MCGUIRE Mary Kay McGuire	Director and Secretary
By: /s/ JACK CHRISTENSON Jack Christenson	Director
By: /s/ ROBERT W. DEWITT Robert W. DeWitt	Director

SECTION 302 CERTIFICATION

      I, Mark T. Hammond certify that:

      1) I have reviewed this annual report on Form 10-K of Flagstar Capital Corp;

      2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6) The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MARK T. HAMMOND _______________________________________ Signature President and CEO Title

Date: March 28, 2003

SECTION 302 CERTIFICATION

      I, Michael W. Carrie certify that:

      1) I have reviewed this annual report on Form 10-K of Flagstar Capital Corp;

      2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6) The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL W. CARRIE _______________________________________ Signature Chief Financial Officer and EVP Title

Date: March 28, 2003

EXHIBIT INDEX

Exhibit
No.	Description

1	The following consolidated financial statements of the Company are included in this Form 10-K under Item 8:
Management’s Report
Report of Independent Certified Public Accountant
Consolidated Statements of Financial Condition — December 31, 2002 and 2001
Consolidated Statements of Earnings for the years ended December 31, 2002, 2001, and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001, and 2000
Notes to Consolidated Financial Statements

99.1	Section 906 Certification, as furnished by the Chief Executive Officer pursuant to SEC. Release No. 34-47551

99.2	Section 906 Certification, as furnished by the Chief Financial Officer pursuant to SEC. Release No. 34-47551