Form 10-Q
period 2003-03-31
FLAGSTAR CAPITAL CORP
filed 2003-05-09
CIK 1051818

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Mark One
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

     As of May 9, 2003, 1,000,000 shares of the registrant’s Common Stock, $1.00 par value, were issued and outstanding and 2,300,000 shares of the registrant’s Series A Preferred Shares, $25.00 par value, were issued and outstanding.

PART I. FINANCIAL INFORMATION
Statements of Financial Condition
Unaudited Statements of Earnings
Unaudited Statements of Cash Flows
Condensed Notes to Financial Statements-unaudited
Computation of Net Earnings Per Share
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements of the Registrant are as follows:

Statements of Financial Condition — March 31, 2003 (unaudited) and December 31, 2002

Unaudited Statements of Earnings — For the three months ended March 31, 2003 and March 31, 2002

Unaudited Statements of Cash Flows — For the three months ended March 31, 2003 and March 31, 2002

Condensed Notes to Financial Statements — unaudited

Flagstar Capital Corporation
Statements of Financial Condition
(In thousands)

	March 31,	December 31,
	2003	2002

Assets	(unaudited)
Cash	$27,042	$10,658
Mortgage loans	90,883	109,922
Allowance for loan losses	250	250

Net mortgage loans	90,633	109,672
Investment in mortgage securities	132,232	125,883
Other investments	17,768	24,117
Accrued interest receivable	424	485
Loan payments in process — due from parent	11,100	8,459
Other assets	496	624

Total assets	$279,695	$279,898

Liabilities and stockholders’ equity
Liabilities
Due to parent	$492	$709
Other liabilities	126	112

Total liabilities	618	821
Stockholders’ equity
Series A preferred stock — $25.00 liquidation value, 2,300,000 shares authorized and issued at March 31, 2003 and December 31, 2002	57,500	57,500
Common stock — $1.00 par value, 1,000,000 shares authorized and issued at March 31, 2003 and December 31, 2002	1,000	1,000
Additional paid in capital	220,577	220,577
Retained earnings	—	—

Total stockholders’ equity	279,077	279,077

Total liabilities and stockholders’ equity	$279,695	$279,898

The accompanying notes are an integral part of these statements.

Flagstar Capital Corporation
Unaudited Statements of Earnings
(in thousands, except per share data)

	For the	For the
	quarter	quarter
	ended	ended
	March 31,	March 31,
	2003	2002

Income
Interest on loans	$1,441	$1,819
Interest on investments	1,548	1,524

Total income	2,989	3,343
Expenses
Advisory fee expense — paid to parent	62	63
General and administrative expenses	29	28

Total expenses	91	91

Net earnings	$2,898	$3,252

Preferred stock dividends	$1,222	$1,222

Net earnings available to common stockholders	$1,676	$2,030

Earnings per common share	$1.68	$2.03

The accompanying notes are an integral part of these statements.

Flagstar Capital Corporation
Unaudited Statements of Cash Flows
(in thousands)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2003	2002

Operating Activities
Net earnings	$2,898	$3,252
Adjustments to reconcile net earnings to net cash provided by operating activities
Decrease (increase) in accrued interest receivable	61	(33)
Decrease in other assets	127	258
Increase (decrease) in other liabilities	14	(1,195)

Net cash provided by operating activities	3,100	2,282
Investing Activities
Net change in investment in mortgage securities	(6,349)	(22,302)
Net change in other investments	6,349	22,302
Purchase of mortgage loans	(17,611)	(17,977)
Principal repayments received on mortgage loans	34,009	24,211

Net cash provided by investing activities	16,398	6,234
Financing Activities
Dividends paid to common stockholder	(1,892)	(4,177)
Dividends paid to preferred stockholders	(1,222)	(1,222)

Net cash used in financing activities	(3,114)	(5,399)

Net increase in cash and cash equivalents	16,384	3,117
Beginning cash and cash equivalents	10,658	2,022

Ending cash and cash equivalents	$27,042	$5,139

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

On March 20, 2003, the Company notified the public in a press release that they would redeem all of the Series A Preferred Shares on June 30, 2003.

Note 2. — Basis of Presentation

The accompanying consolidated unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit, the results of operations for the interim period herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

On March 20, 2003, the Company notified the public in a press release that they would redeem all of the Series A Preferred Shares on June 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The principal business of the Company is to acquire, hold, and manage residential mortgage loans that will generate net earnings that can be distributed to stockholders. The Company intends to acquire all its mortgage loans from the Bank.

Results of Operation

The Company recorded a 10.9% decrease in net earnings for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002. This decrease was the result of a smaller average investment in Mortgage Loans and mortgage securities during the 2003 quarter. The Company’s parent, IHC, contributed $150 million of equity during September 2001 and the Company invested in additional Mortgage Loans and mortgage securities.

The Company reported net earnings for the quarter ended March 31, 2003 of $2.9 million. Interest income from loans and investments was $3.0 million, which was offset by $29,000 in administrative expenses and $62,000 in advisory fees. The reported net earnings for the quarter ended March 31, 2002 were $3.3 million. Interest income from loans was $3.3 million, which was offset by $28,000 in administrative expenses and $63,000 in advisory fees during the 2002 period.

The Company reported net earnings per common share of $1.68 for the quarter ended March 31, 2003 and $2.03 for the quarter ended March 31, 2002.

During the quarters ended March 31, 2003 and 2002, the Company declared and paid $1,222,000 in preferred stock dividends.

The Company declared and paid or accrued common stock distributions of $1,676,000 and $2,030,000 for the quarters ended March 31, 2003 and 2002, respectively.

Mortgage Loans

The Company’s residential mortgage loans (“Mortgage Loans”) consist of adjustable rate mortgages (“ARMs”), and fixed rate mortgages (“FRM’s”). Reinvestments made in Mortgage Loans will be initiated in a manner to maintain the original composition of approximately 70% ARMs and 30% FRMs. All Mortgage Loans are expected to be purchased from the Bank.

The following table gives a breakdown of the Mortgage Loans at March 31, 2003.

		Principal	Average	Interest
Product Type	Loans	Balance	Balance	Rate	WAM	WARM	% of Total

3 year ARM	109	$24,196,000	$221,981	5.845%	360	338	26.7
5 year ARM	219	45,611,000	208,269	6.094	360	342	50.4
7 year ARM	34	11,108,000	326,700	6.783	360	329	12.3
15 year Fixed	68	4,771,000	70,163	6.499	180	126	5.3
30 year Fixed	43	4,778,000	111,125	6.866	360	300	5.3

Total	473	$90,464,000	$191,256	6.174%	351	326	100.0%

Allowance for Loan Losses

The Company’s allowance for loan losses was $250,000 at March 31, 2003. Management has based the allowance on assessments of relevant factors including the types and amount of delinquent loans, historical loss experience on such types of loans experienced by the Bank, and current economic conditions. Management is of the opinion that the allowance for loan losses is adequate to meet potential losses in the portfolio. The Company’s non-performing assets consisted of three mortgage loans totaling $790,000, or 0.87%, of the portfolio, at March 31, 2003. The Company, in accordance with applicable disclosure requirements, defines an asset as non-performing if it meets any of the following criteria: 1) a loan more than 90 days past due; 2) real estate acquired in a settlement of a loan; or 3) a restructured loan whose terms have been modified due to the borrower’s inability to pay as contractually specified including loans the Company has classified as impaired. Loans are generally placed into non-accrual status when they become 90 days delinquent.

The Company had a $250,000 allowance for loan losses at December 31, 2002. The Company’s non-performing loans were limited to three mortgage loans totaling $790,000, or 0.8%, of the portfolio, at December 31, 2002. The Company has certain representations and warranties from the Bank, which are related to the performance of the Mortgage Loans.

The Bank, in its role as Advisor, has implemented comprehensive internal asset review systems to provide for early detection of problem assets. Although this system will not eliminate future losses due to unanticipated declines in the real estate market or economic downturns, it should provide for timely identification of any losses created from problem loans.

Activity within the Allowance for Loan Losses

Balance, December 31, 2002	$250,000
Provision for loan losses	—
Charge-offs, net of recoveries	—

Balance, March 31, 2003	$250,000

Investment in Mortgage Securities

During September 2001, the Company invested in mortgage securities owned by Flagstar, LLC, a second-tier subsidiary of the Bank. The Company currently has a 15% interest in these mortgage securities, which is equal to $132.2 million. The mortgage securities currently have a yield of 5.626% and interest payments are made monthly to the Company. The mortgage securities are managed and serviced by the Bank.

Liquidity

The objective of maintaining liquidity within the Company is to ensure the availability of sufficient cash flows to meet all of the Company’s financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT.

On March 20, 2003, the Company notified the public in a press release that they would redeem all of the Series A Preferred Shares on June 30, 2003.

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

During the quarter ended March 31, 2003, the Company purchased from the Bank $17.5 million in principal balance of residential mortgage loans at a purchase price of $17.6 million, their fair value. During the quarter ended March 31, 2002, the Company purchased from the Bank $18.0 million in principal balance of residential mortgage loans at a purchase price of $18.2 million, their fair value.

For the quarters ended March 31, 2003 and 2002, the Company received repayments of principal from mortgage loans totaling approximately $34.0 million and $24.2 million, respectively.

At March 31, 2003 the Company had a liquidity coverage ratio (Projected interest income divided by REIT dividends plus Advisory Fees plus Servicing Fees) of 2.54 versus 2.85 at December 31, 2002 and 3.37 at March 31, 2002.

The Company does not anticipate any material capital expenditures other than for the acquisition of additional residential mortgage loans.

REIT Qualification

As of March 31, 2003, the Company believed that it was in compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provision of the Internal Revenue Code (the “Code”). The Company calculates that:

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

The Company also met all REIT requirements regarding the ownership of its common and preferred stocks and anticipates meeting the 2003 annual distribution and administrative requirements.

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

ITEM 4. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report pursuant to Rule 13a-14 of the Securities Act of 1934. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 11	Computation of Net Earnings per Share

Exhibit 99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed a Form 8-K on March 20, 2003 in connection with the Company’s filing of a press release announcing the redemption of the Series A Preferred Shares on June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR CAPITAL CORPORATION

Date:	May 9, 2003	/S/ Mark T. Hammond
Mark T. Hammond
Vice-Chairman of the Board and
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

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ Mark T. Hammond
Signature
Chairman of the Board and CEO
Title

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

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ Michael W. Carrie
Signature
Chief Financial Officer and EVP
Title

10-Q EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

EX-11	Computation of Net Earnings per share

EX-99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002